Form 10-Q
period 2014-09-30
YODLEE INC
filed 2014-11-12
CIK 1161315

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________

FORM 10-Q

____________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                      TO

Commission File Number 001-36639

Yodlee, Inc.
(Exact name of registrant as specified in its charter)

Delaware	33-0843318
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3600 Bridge Parkway, Suite 200
Redwood City, California 94065
(Address of principal executive offices and Zip Code)

(650) 980-3600
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES  ☐    NO  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES  ☐    NO   ☒

The number of shares of the registrant’s common stock outstanding as of October 31, 2014 was 29,231,720.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws, which statements involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

•
our ability to expand our relationships with existing customers, grow the number of customers and derive revenue from new offerings such as our data analytics and market research services and premium FinApps;

•	our financial performance;

•	the results of our investments in research and development, our data center and other infrastructure;

•	our ability to realize operating efficiencies;

•	the advantages of our solutions as compared to those of others;

•	our ability to establish and maintain intellectual property rights; and

•	our ability to retain and hire necessary employees and appropriately staff our operations, in particular our India operations.

We caution you that the foregoing list may not contain all of the forward-looking statements made in this Quarterly Report on Form 10-Q.

You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations and prospects. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors described in the section titled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. We cannot assure you that the results, events and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.

The forward-looking statements made in this Quarterly Report on Form 10-Q relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements made in this Quarterly Report on Form 10-Q to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q or to reflect new information or the occurrence of unanticipated events, except as required by law. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
Yodlee, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except par value)
(Unaudited)

	September 30, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$6,782	$8,134
Accounts receivable, net of allowance for doubtful accounts of $98 and $20 as of September 30, 2014 and December 31, 2013, respectively	10,732	9,873
Accounts receivable—related parties	2,981	2,301
Prepaid expenses and other current assets	5,353	3,529
Total current assets	25,848	23,837
Property and equipment, net	9,432	6,297
Restricted cash	—	146
Goodwill	3,068	3,068
Other assets	5,233	1,112
Total assets	$43,581	$34,460
Liabilities, convertible preferred stock and stockholders’ deficit
Current liabilities:
Accounts payable	$4,438	$1,880
Accrued liabilities	3,480	2,707
Accrued compensation	7,080	6,577
Convertible preferred stock warrant liabilities	909	760
Deferred revenue, current portion	7,219	7,655
Bank borrowings, current portion	8,056	3,471
Capital lease obligations, current portion	988	574
Total current liabilities	32,170	23,624
Deferred revenue, net of current portion	152	329
Bank borrowings, net of current portion	1,557	2,914
Capital lease obligations, net of current portion	1,535	804
Other long-term liabilities	2,986	2,644
Total liabilities	38,400	30,315
Convertible preferred stock, $0.001 par value—14,666 shares authorized;14,445 shares issued and outstanding as of September 30, 2014 and December 31, 2013 (aggregate liquidation preference of $103,494)	102,224	102,224
Stockholders’ deficit:
Common stock, $0.001 par value—30,000 shares authorized as of September 30, 2014, and 27,800 as of December 31, 2013; 7,708 and 7,444 shares issued and outstanding as of September 30, 2014 and December 31, 2013, respectively	8	7
Additional paid-in capital	257,429	253,917
Accumulated other comprehensive loss	(1,640)	(1,730)
Accumulated deficit	(352,840)	(350,273)
Total stockholders’ deficit	(97,043)	(98,079)
Total liabilities, convertible preferred stock and stockholders’ deficit	$43,581	$34,460

See accompanying notes.

Yodlee, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenue(1):
Subscription	$19,787	$14,298	$54,690	$40,418
Professional services and other	3,366	3,968	9,530	9,704
Total revenue	23,153	18,266	64,220	50,122
Cost of revenue(2):
Subscription	6,728	4,867	18,127	14,073
Professional services and other	2,263	1,839	6,655	5,684
Total cost of revenue	8,991	6,706	24,782	19,757
Gross profit	14,162	11,560	39,438	30,365
Operating expenses(2):
Research and development	6,225	4,096	16,485	13,505
Sales and marketing	5,966	3,946	15,657	11,347
General and administrative	3,018	2,795	8,537	6,978
Total operating expenses	15,209	10,837	40,679	31,830
Operating income (loss)	(1,047)	723	(1,241)	(1,465)
Other income (expense), net	(40)	(257)	47	(217)
Income (loss) before provision for income taxes	(1,087)	466	(1,194)	(1,682)
Provision for income taxes	532	261	1,374	745
Net income (loss)	$(1,619)	$205	$(2,568)	$(2,427)
Net income (loss) per share attributable to common stockholders:
Basic and diluted	$(0.21)	$0.01	$(0.34)	$(0.34)
Weighted average shares used to compute net income (loss) per share attributable to common stockholders
Basic	7,678	7,248	7,572	7,228
Diluted	7,678	23,196	7,572	7,228

(1)
The Company recorded revenue totaling $3.6 million and $2.8 million from related parties during the three months ended September 30, 2014 and 2013, respectively and $9.9 million and $8.4 million during the nine months ended September 30, 2014 and 2013, respectively. Refer to Note 12 to these consolidated financial statements for further information.

(2)	Amounts include stock-based compensation expense as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Cost of revenue—subscription	$249	$46	$348	$152
Cost of revenue—professional services and other	142	24	206	79
Research and development	314	57	442	184
Sales and marketing	391	68	563	221
General and administrative	731	181	1,187	458
Total stock-based compensation expense	$1,827	$376	$2,746	$1,094

See accompanying notes.

Yodlee, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income (loss)	$(1,619)	$205	$(2,568)	$(2,427)
Other comprehensive income (loss), net of taxes:
Foreign currency translation loss	(180)	(238)	(30)	(324)
Change in unrealized gain (loss) on foreign currency contracts designated as cash flow hedges	(283)	(72)	120	(741)
Total other comprehensive income (loss)	(463)	(310)	90	(1,065)
Comprehensive loss	$(2,082)	$(105)	$(2,478)	$(3,492)

See accompanying notes.

Yodlee, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities
Net loss	$(2,568)	$(2,427)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,621	1,918
Proceeds from insurance settlement	—	(141)
Revaluation of warrant liabilities	149	117
Stock-based compensation expense	2,746	1,094
Changes in operating assets and liabilities:
Accounts receivable, net	(1,539)	(2,431)
Prepaid expenses and other assets	(2,153)	407
Accounts payable	999	(235)
Accrued liabilities and other long term liabilities	414	(1,102)
Accrued compensation	503	1,546
Deferred revenue	(614)	(286)
Net cash provided by (used in) operating activities	558	(1,540)
Cash flows from investing activities
Purchases of property and equipment	(4,003)	(2,323)
Proceeds from insurance settlement	—	141
Net cash used in investing activities	(4,003)	(2,182)
Cash flows from financing activities
Proceeds from bank borrowings	6,600	6,000
Principal payments on bank borrowings	(3,373)	(4,498)
Proceeds from issuance of common stock upon exercise of stock options	1,241	282
Principal payments on capital lease obligations	(660)	(324)
Deferred offering costs	(1,242)	—
Repurchase of common stock	(473)	—
Net cash provided by financing activities	2,093	1,460
Net decrease in cash and cash equivalents	(1,352)	(2,262)
Cash and cash equivalents—beginning of period	8,134	7,963
Cash and cash equivalents—end of period	$6,782	$5,701
Supplemental disclosures of cash flow information:
Cash paid for interest	$454	$453
Cash paid for income taxes	$704	$639
Supplemental disclosures of non-cash investing and financing information:
Property and equipment financed through capital lease	$1,804	$863
Property and equipment purchased but not paid at period-end	$106	$181
Issuance of convertible preferred stock upon exercise of warrants	$—	$13
Unpaid deferred offering costs	$2,544	$—

See accompanying notes.

Yodlee, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. Description of Business and Summary of Significant Accounting Policies

Yodlee, Inc. (“Yodlee” or the “Company”) is a technology and applications platform powering digital financial services in the cloud. We refer to our platform as the Yodlee Financial Cloud. The Yodlee Financial Cloud delivers a wide variety of financial applications (“FinApps”) targeted at the retail financial, wealth management, small business, card and other financial solutions sectors. The Company was incorporated in the state of Delaware in February 1999 and is headquartered in Redwood City, California. The Company has a wholly-owned subsidiary in Bangalore, India.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and related notes presented in the Company’s final prospectus filed with the SEC on October 3, 2014 (the “Prospectus”) pursuant to Rule 424(b) of the Securities Act of 1933. There have been no changes in the Company’s significant accounting policies from those that were disclosed in the Company’s audited consolidated financial statements for the fiscal year ended December 31, 2013 included in the Company’s Prospectus.

The unaudited condensed consolidated financial statements include the accounts of Yodlee and its wholly-owned subsidiary. Intercompany balances and transactions have been eliminated in consolidation. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and reflect, in management’s opinion, all adjustments of a normal, recurring nature that are necessary for the fair statement of the Company’s financial position, results of operations and cash flows for the interim periods, but are not necessarily indicative of the results expected for the full fiscal year or any other period.

The condensed consolidated balance sheet as of December 31, 2013 has been derived from the audited consolidated financial statements at that date but does not include all of the information and notes required by generally accepted accounting principles for complete financial statements.

Use of Estimates

The preparation of unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, as well as related disclosure of contingent assets and liabilities. The Company bases its estimates on historical experience and on assumptions that the Company believes are reasonable. The Company assesses these estimates on a regular basis; however, actual results could materially differ from those estimates and such differences could be material to the Company’s consolidated financial position and results of operations.

Recent Accounting Pronouncements

In March 2013, the Financial Accounting Standards Board (“FASB”) issued an accounting standard update requiring an entity to release into net income the entire amount of a cumulative translation adjustment related to its investment in a foreign entity when as a parent it either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets within a foreign entity. This accounting standard update will be effective prospectively for the Company beginning in the fiscal year 2015. The Company does not expect the adoption of this accounting standard update will have a material impact on the consolidated financial statements.

 In May 2014, the FASB issued an accounting standard update on revenue from contracts with customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The new guidance will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for the Company on January 1, 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is currently evaluating the effect that the new guidance will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

In June 2014, the FASB issued new accounting standard update on stock-based compensation when the terms of an award provide that a performance target could be achieved after the requisite service period. The new guidance requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. This update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the periods for which the requisite service has already been rendered. This guidance will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015 and can be applied either prospectively or retrospectively to all awards outstanding as of the beginning of the earliest annual period presented as an adjustment to opening retained earnings. Early adoption is permitted. Adoption of this new accounting standard update is expected to have no impact to the Company’s financial statements.

In August 2014, the FASB issued new accounting standard update which requires management to assess an entity’s ability to continue as a going concern and to provide related disclosures in certain circumstances. Under the new guidance, disclosures are required when conditions give rise to substantial doubt about an entity’s ability to continue as a going concern within one year from the financial statement issuance date. The guidance is effective for annual periods ending after December 15, 2016, and all annual and interim periods thereafter. Early application is permitted. The adoption of this guidance is not expected to have any impact on the Company’s financial position and results of operations and, at this time, the Company does not expect any impact on its disclosures.

2. Fair Value Measurements

The Company measures and reports its cash equivalents, foreign currency forward exchange contracts, and convertible preferred stock warrant liabilities at fair value. Fair value is defined as the exchange price that would be received for an asset or an exit price paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs.

The fair value hierarchy defines a three-level valuation hierarchy for disclosure of fair value measurements as follows:

Level I—Inputs are unadjusted quoted prices in active markets for identical assets or liabilities.

Level II—Inputs other than quoted prices included within Level I that are observable, unadjusted quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities.

Level III—Unobservable inputs that are supported by little or no market activity for the related assets or liabilities and typically reflect management’s estimate of assumptions that market participants would use in pricing the assets or liabilities.

The categorization of a financial instrument within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

 The following tables set forth the fair value of the Company’s financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2014 and December 31, 2013 based on the three-tier fair value hierarchy (in thousands):

	As of September 30, 2014
	Fair Value	Level I	Level II	Level III
Assets
Money market funds(1)	$4,467	$4,467	$—	$—
Foreign currency forwards(2)	191	—	191	—
Total assets measured at fair value	$4,658	$4,467	$191	$—
Liabilities
Convertible preferred stock warrant liabilities	$909	$—	$—	$909
Foreign currency forwards(3)	119	—	119	—
Total liabilities measured at fair value	$1,028	$—	$119	$909

	As of December 31, 2013
	Fair Value	Level I	Level II	Level III

Assets
Money market funds(1)	$4,966	$4,966	$—	$—
Foreign currency forwards(2)	1	—	1	—
Total assets measured at fair value	$4,967	$4,966	$1	$—
Liabilities
Convertible preferred stock warrant liabilities	$760	$—	$—	$760
Foreign currency forwards(3)	314	—	314	—
Total liabilities measured at fair value	$1,074	$—	$314	$760

(1)	Included in cash and cash equivalents in the consolidated balance sheets. The carrying value of money market funds approximates fair value because of their short maturities.
(2)	Included in prepaid and other current assets in the consolidated balance sheets.
(3)	Included in accrued liabilities in the consolidated balance sheets.

There were no transfers of financial instruments, which are measured at fair value, between Level I, Level II, and Level III during the three and nine months ended September 30, 2014 and 2013.

The following table sets forth a summary of the changes in the fair value of Level III financial liabilities (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Fair value—beginning of period	$908	$525	$760	$505
Exercise of convertible preferred stock warrants	—	—	—	(13)
Change in fair value of Level III liabilities recorded in other income (expense), net	1	84	149	117
Fair value—end of period	$909	$609	$909	$609

3. Derivative Financial Instruments

The Company uses foreign currency forward contracts to reduce its exposure to foreign currency exchange rate changes of the Indian Rupee on certain forecasted operating expenses and on certain existing assets and liabilities.

The contracts typically mature within 12 months, and they are not held for trading purposes. The Company may designate certain of its foreign currency forward contracts as hedging instruments subject to hedge accounting treatment. The Company records all of its derivative instruments at their gross fair value on the consolidated balance sheet, at each balance sheet date.

The accounting for changes in the fair value of a derivative instrument depends on whether the instrument has been designated and qualifies as a cash flow hedge for accounting purposes. For foreign currency forward contracts that are designated and qualify as hedging instruments, the effective portion of the gain or loss on the derivative instrument is reported as a component of accumulated other comprehensive loss ("AOCI") in stockholders’ deficit and reclassified into operating expenses and cost of revenue in the same period during which the hedged transaction affects earnings. The ineffective portion of the gain or loss on the derivative instrument, if any, is recognized in other income (expense), net in the accompanying consolidated statements of operations. To receive hedge accounting treatment, cash flow hedges must be highly effective in offsetting changes to expected future cash flows on hedged transactions. The changes in the time value are excluded from the assessment of hedge effectiveness and are recognized in other income (expense), net in the accompanying consolidated statements of operations.

Gains and losses related to derivative instruments that do not qualify for hedge accounting treatment are recognized in other income (expense), net in the accompanying consolidated statements of operations.

The Company classifies its cash flows from the derivative instruments as operating activities.

Derivative instruments measured at fair value and their classification on the consolidated balance sheets are presented in the following tables (in thousands):

	September 30, 2014		December 31, 2013
	Notional Amount	Fair Value	Notional Amount	Fair Value
Derivative instruments included in prepaid and other current assets:
Derivatives designated as hedging instruments	$4,617	$150	$1,231	$1
Derivatives not designated as hedging instruments	1,537	41	—	—
Total	$6,154	$191	$1,231	$1
Derivative instruments included in accrued liabilities:
Derivatives designated as hedging instruments	$3,852	$105	$3,859	$213
Derivatives not designated as hedging instruments	477	14	4,189	101
Total	$4,329	$119	$8,048	$314

Gains (losses) on derivative instruments designated as hedging instruments and their classification on the consolidated statements of operations are presented in the following tables (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Losses recognized in AOCI–effective portion	$(283)	$(72)	$120	$(741)
Gain (losses) reclassified from AOCI into net loss-effective portion(1)	21	(198)	(172)	(232)
Gain (losses) recognized-ineffective portion and amount excluded from effectiveness testing(2)	122	(175)	61	(125)

(1) Derivatives in Cash Flow Hedging Relationship – Foreign currency forward contracts (in thousands)

	Gains (losses) reclassified from AOCI into net loss-effective portion
	Three Months Ended September 30,		Nine Months Ended September 30,
Income Statement Location	2014	2013	2014	2013
Cost of sales	$10	$(104)	$(89)	$(122)
Operating expenses	11	(94)	(83)	(110)

(2) Included in other income (expense), net.

As of September 30, 2014 and December 31, 2013, the Company estimated that the entire net unrealized loss of $0.1 million and $0.3 million, respectively included in AOCI will be reclassified into earnings within the next 12 months.

The gain (loss) recognized in other income (expense), net for foreign currency forward contracts not designated as hedging instruments amounted to $(0.1) million and $0.3 million for the three and nine months ended September 30, 2014, respectively and $(0.3) million and $(0.5) million for the three and nine months ended September 30, 2013, respectively.

4. Balance Sheet Components

Allowance for Doubtful Accounts

Activity related to the allowance for doubtful accounts consisted of the following (in thousands):

	Nine Months Ended September 30, 2014	Year Ended December 31, 2013
Balance, beginning of period	$20	$9
Additions to the allowance	123	22
Write-offs of bad debt	(28)	(11)
Recovery of previously reserved items	(17)	—
Balance, end of period	$98	$20

Prepaid Expenses and Other Current Assets

           Prepaid expenses and other current assets consist of the following (in thousands):

	September 30, 2014	December 31, 2013
Prepaid expenses	$2,221	$1,607
Refundable tax	271	510
Deferred commissions	815	593
Gain on unsettled foreign currency forward contracts	191	1
Other current assets	1,855	818
Prepaid expenses and other current assets	$5,353	$3,529

Property and Equipment, Net

Property and equipment, net consist of the following (in thousands):

	September 30, 2014	December 31, 2013
Computer equipment	$25,268	$20,217
Furniture, fixtures, and equipment	720	702
Leasehold improvements	2,456	1,760
Total property and equipment	28,444	22,679
Less accumulated depreciation and amortization	(19,012)	(16,382)
Property and equipment, net	$9,432	$6,297

Depreciation expense was $1.1 million and $0.6 million for the three months ended September 30, 2014 and 2013, and $2.6 million and $1.9 million for the nine months ended September 30, 2014 and 2013, respectively.

Other Assets

Other assets consist of the following (in thousands):

	September 30, 2014	December 31, 2013
Deferred offering costs	$3,787	$—
Deferred costs and commissions	707	365
Facility deposits for operating leases	705	683
Others	34	64
Other assets	$5,233	$1,112

Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss, net of tax, are as follows (in thousands):

	September 30, 2014	December 31, 2013
Foreign currency translation adjustments	$1,492	$1,462
Net unrealized loss on foreign currency contracts designated as cash flow hedges	148	268
Total accumulated other comprehensive loss	$1,640	$1,730

5. Other Income (Expense), Net

Other income (expense), net consists of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Interest expense	$(184)	$(153)	$(454)	$(453)
Foreign exchange gain (loss)	98	231	(33)	570
Gain (loss) on foreign currency forward contracts	26	(259)	638	(385)
Convertible preferred stock warrants remeasurement	(1)	(84)	(149)	(117)
Gain on proceeds from insurance settlement	—	—	—	141
Other non-operating income (expense), net	21	8	45	27
Total other income (expense), net	$(40)	$(257)	$47	$(217)

6. Bank Borrowings

Bank borrowings consist of the following (in thousands):

	September 30, 2014	December 31, 2013
Bank borrowings:
Revolving line of credit	$6,200	$1,600
Equipment financing facility	—	145
Term loans	3,413	4,640
Total	9,613	6,385
Less: current portion	8,056	3,471
Bank borrowings, net of current portion	$1,557	$2,914

7. Net Income (Loss) per Share

The Company computes net income (loss) per share of common stock in conformity with the two-class method required for participating securities. The Company considers all series of the Company’s convertible preferred stock to be participating securities as the holders of the preferred stock are entitled to receive a noncumulative dividend on a pari passu basis in the event that a dividend is paid on common stock. The holders of all series of convertible preferred stock do not have a contractual obligation to share in the losses of the Company. As such, the Company’s net losses for the three months ended September 30, 2014 and the nine months ended September 30, 2014 and 2013, were not allocated to these participating securities whereas the Company’s net income for the three months ended September 30, 2013 was allocated to these participating securities.

Basic net income (loss) per share is computed by dividing total net income (loss) attributable to common stockholders by the weighted-average common shares outstanding. The weighted-average common shares outstanding is adjusted for shares subject to repurchase.

Diluted net income (loss) per share is computed by dividing the net income (loss) attributable to common stockholders by the weighted-average number of common shares outstanding including potential dilutive common stock instruments. In the three months ended September 30, 2014, and the nine months ended September 30, 2014 and 2013, the Company’s potential common stock instruments such as stock options, RSUs, shares of preferred stock and the preferred stock warrants were not included in the computation of diluted net loss per share as the effect of including these shares in the calculation would have been anti-dilutive. In the three months ended September 30, 2013, diluted net income per share attributable to common stockholders is computed by dividing the net income attributable to common stockholders by the weighted-average number of common shares outstanding, including all potentially dilutive common stock instruments such as stock options, RSUs, shares of preferred stock and the preferred stock warrants, to the extent that the effect of potential shares of common stock is dilutive. The following table presents the calculation of the numerators and denominators of the basic and diluted net income (loss) per share for periods presented (in thousands, except per share amounts).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Basic net income (loss) per share:
Numerator:
Net income (loss)	$(1,619)	$205	$(2,568)	$(2,427)
Less: Net income attributable to participating securities	—	136	—	—
Net income (loss) attributable to common stockholders	$(1,619)	$69	$(2,568)	$(2,427)
Denominator:
Weighted average shares used	7,678	7,248	7,572	7,228
Basic net income (loss) per share	$(0.21)	$0.01	$(0.34)	$(0.34)
Diluted net income (loss) per share:
Numerator:
Net income (loss) attributable to common stockholders used in basic EPS computation	$(1,619)	$69	$(2,568)	$(2,427)
Reallocation of net income attributable to participating securities	-	136	-	-
Net income (loss) attributable to common stockholders	$(1,619)	$205	$(2,568)	$(2,427)
Denominator:
Weighted average shares used in basic EPS computation	7,678	7,248	7,572	7,228
Effect of potentially dilutive securities:
Convertible preferred stock	—	14,445	—	—
Stock options	—	1,503	—	—
Weighted average shares used	7,678	23,196	7,572	7,228
Diluted net income (loss) per share	$(0.21)	$0.01	$(0.34)	$(0.34)

The following potential common shares were excluded from the calculation of diluted income (loss) per share attributable to common stockholders because their effect would have been anti-dilutive for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Convertible preferred stock	14,445	—	14,445	14,445
Stock options	5,195	1,713	5,195	4,811
RSUs	625	225	625	225
Convertible preferred stock warrants	113	113	113	113
	20,378	2,051	20,378	19,594

8. Convertible Preferred Stock Warrant Liabilities

As of September 30, 2014 and December 31, 2013, the following warrants were issued and outstanding (in thousands except exercise price per share):

	Number of Warrants Issued and Outstanding as of					Fair Value as of
Date Issued	December 31, 2013	September 30, 2014	Class	Exercise Price per Share	Expiration Date	December 31, 2013	September 30, 2014
December 2007	23	23	Preferred Series BB	$6.50	Earlier of 2014 or liquidation event	$129	$164
November 2008	54	54	Preferred Series BB	$6.50	Earlier of 2018 or liquidation event	371	438
March 2009	21	21	Preferred Series BB	$6.50	Earlier of 2019 or liquidation event	151	179
March 2010	15	15	Preferred Series BB	$6.50	Earlier of 2020 or liquidation event	109	128
	113	113				$760	$909

The Company utilized the Black-Scholes option pricing model to determine the fair value of the outstanding convertible preferred stock warrants. The key inputs used in convertible preferred stock warrant valuation were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Dividend rate	—%	—%	—%	—%
Risk-free interest rate	1.5%	1.2%	1.5%	1.2%
Remaining contractual term (in years)	3.6	4.6	3.6	4.6
Expected volatility	40%	50%	40%	50%

9. Convertible Preferred Stock

Convertible preferred stock comprised the following (in thousands):

	September 30, 2014 and December 31, 2013
	Shares Authorized	Shares Issued and Outstanding	Net Proceeds	Liquidation Preference
Series AA	7,437	7,384	$47,236	$47,994
Series BB	5,629	5,461	35,149	35,500
Series CC	800	800	9,937	10,000
Series DD	800	800	9,902	10,000
Total	14,666	14,445	$102,224	$103,494

10. Equity

On September 18, 2014, the Company’s board of directors and stockholders approved an increase to the authorized common stock to 150,000,000 shares and authorized 5,000,000 shares of undesignated preferred stock which became effective in connection with the completion of the initial public offering of the Company’s common stock on October 3, 2014. In addition, in accordance with the conversion rights of preferred stock, the holders of a majority of the shares of preferred stock elected to automatically convert the preferred stock to common stock. The conversion subsequently became effective immediately prior to the effective date of the Company’s initial public offering (“IPO”).

On September 18, 2014, the Company’s board of directors and stockholders adopted the 2014 Employee Stock Purchase Plan (“ESPP”) and 2014 Equity Incentive Plan (“2014 Plan”), which became effective upon the effectiveness of the registration statement relating to the initial public offering of the Company’s common stock on October 3, 2014. A total of 500,000 shares of common stock were initially reserved for future issuance under the 2014 ESPP. Any shares of common stock reserved for issuance under the 2009 Plan at the time of completion of the initial public offering of the Company’s common stock and any shares of common stock which are forfeited, cancelled or terminated, other than by exercise, under the 2009 Plan, subsequent to the completion of the initial public offering of the Company’s common stock, became available for issuance under the 2014 Plan with the maximum number of shares to be added to the 2014 Plan from the 2009 Plan equal to 5,800,000 shares, subject to annual increases under such plan.

As of September 30, 2014, the Company was authorized to grant up to 7,412,427 shares under the equity incentive plans.

Determining the Fair Values of Stock Options

The Company utilizes the Black-Scholes model for valuing its stock options. The weighted-average grant-date fair value of options granted during the three months ended September 30, 2014 was $5.06 per share and during the nine months ended September 30, 2014 and 2013, was $4.99 and $4.05 per share, respectively. The following table presents the weighted-average assumptions used to estimate the fair value of the stock options granted in the Company’s condensed consolidated financial statements:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013*	2014	2013
Dividend rate	—%	—%	—%	—%
Risk-free interest rate	2.0%	—%	2.0%	0.9%
Remaining contractual term (in years)	6.1	—	6	6.1
Expected volatility	40%	—%	40%	50%

* There were no stock options granted during the three months ended September 30, 2013.

The following table presents the effects of stock-based compensation on the Company’s condensed consolidated statements of operations during the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Cost of revenue—subscription	$249	$46	$348	$152
Cost of revenue—professional services and other	142	24	206	79
Research and development	314	57	442	184
Sales and marketing	391	68	563	221
General and administrative	731	181	1,187	458
Total stock-based compensation expense	$1,827	$376	$2,746	$1,094

No current income tax benefit has been recognized relating to stock-based compensation expense and no tax benefits realized from exercised stock options. No stock-based compensation cost was capitalized for any of the periods presented.

A summary of stock option activity for the nine months ended September 30, 2014 is as follows (in thousands, except per share amounts and contractual term):

		Options Outstanding
	Shares Available for Grant	Number of Shares	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value(1)
Balance as of December 31, 2013	139	4,662	$5.56	6.1	$24,412
Increase in share authorized	2,700	—
Options granted	(987)	987	12.05
RSU granted	(404)	—
Options exercised	—	(312)	3.98
Options forfeited	142	(142)	7.09
RSU forfeited	3	—
Balance as of September 30, 2014	1,593	5,195	$6.85	6.3	$27,799
Vested and expected to vest—September 30, 2014		4,963	$6.66	6.2	$27,488
Vested—September 30, 2014		3,290	$5.06	4.8	$23,483

(1)
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock option awards and the assessed fair value of the Company’s common stock as of September 30, 2014.

The intrinsic value of options exercised during the three months ended September 30, 2014 and 2013 was $0.7 million and $12,000, respectively and during the nine month ended September 30, 2014 and 2013 was $2.4 million and $0.4 million, respectively. The fair value of stock options vested during the three months ended September 30, 2014 and 2013, was $0.7 million, and $0.5 million, respectively and during the nine months ended September 30, 2014 and 2013, was $2.2 million, and $1.2 million, respectively. As of September 30, 2014, $7.0 million of total unrecognized compensation expense related to stock options was expected to be recognized over a weighted-average remaining vesting period of 2.8 years.

The following table summarizes the activity related to the Company’s RSUs for the nine months ended September 30, 2014:

	Number of RSUs	Weighted- Average Fair Value per Share(1)
	(in thousands)
Balance as of December 31, 2013	224	$12.20
Restricted stock units granted	404	$12.06
Restricted stock units forfeited	(3)	$12.03
Balance as of September 30, 2014	625	$12.11

(1)	Represents assessed fair value of RSUs

The Company has not recognized any stock compensation expense during the three and nine months ended September 30, 2014 and 2013, related to RSUs, because the completion of the Company’s IPO had not occurred and was not probable of occurrence as of September 30, 2014. However, with the closing of the Company’s IPO on October 8, 2014, the Company expects to record a charge of $3.5 million in the three months ended December 31, 2014, related to RSUs. As of September 30, 2014, total unrecognized compensation expense, net of forfeitures, related to RSUs was $7.2 million, and would be recognized over a weighted-average period of approximately 1.8 years.

11. Common Stock Reserved For Future Issuance

Common stock reserved for future issuance as of September 30, 2014 and December 31, 2013, is as follows (in thousands):

	September 30, 2014	December 31, 2013
Issuances under equity incentive plan	7,413	5,025
Conversion of convertible preferred stock	14,445	14,445
Issuances upon exercise of convertible preferred stock warrants	113	113
Total	21,971	19,583

12. Related-Party Transactions

The Company recorded revenue from a major financial institution, which is a significant stockholder, totaling $3.2 million and $2.5 million, during the three months ended September 30, 2014 and 2013, respectively and $9.1 million and $7.9 million during the nine months ended September 30, 2014 and 2013, respectively. That financial institution comprised 20% and 17% of total accounts receivable as of September 30, 2014 and December 31, 2013, respectively.

The Company recorded revenue of $0.4 million and $0.3 million, from other related parties during the three months ended September 30, 2014 and 2013, respectively and $0.8 million and $0.5 million from other related parties during the nine months ended September 30, 2014 and 2013, respectively. Total accounts receivable from other related parties as of September 30, 2014 and December 31, 2013, was not significant.

13. Income Taxes

The provision for income tax for the three months ended September 30, 2014 and 2013 was $0.5 million and $0.3 million, respectively and for the nine months ended September 30, 2014 and 2013 was $1.4 million and $0.8 million, respectively. The provision for income taxes consists primarily of foreign income taxes.

For the three and nine months ended September 30, 2014 and 2013, the provision for income taxes differed from the statutory amount primarily due to foreign taxes currently payable, and because the Company realized no benefit for losses which could not be benefited due to maintaining a full valuation allowance against the U.S. net deferred tax assets.

The realization of tax benefits of deferred tax assets is dependent upon future levels of taxable income, of an appropriate character, in the periods the items are expected to be deductible or taxable. Based on the available objective evidence, the Company does not believe it is more likely than not that all the net deferred tax assets will be realizable. Accordingly, the Company has provided a full valuation allowance against the domestic deferred tax assets as of September 30, 2014 and December 31, 2013. The Company intends to maintain the full valuation allowance until sufficient positive evidence exists to support a reversal of, or decrease in, the valuation allowance.

14. Information About Geographic Areas

Revenue by geography is based on the billing address of the customer. The following table sets forth revenue by geographic area (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
United States	$19,694	$15,890	$55,598	$43,120
International (1)	3,459	2,376	8,622	7,002
Total	$23,153	$18,266	$64,220	$50,122

(1)           No foreign country accounted for more than 10% of total revenue.

The following table sets forth long-lived assets by geographic area (in thousands):

	September 30, 2014	December 31, 2013
United States	$7,232	$5,440
India	2,200	857
Total	$9,432	$6,297

15. Subsequent Events

Initial Public Offering and Repayment of Bank Borrowings

On October 8, 2014, the Company completed its IPO in which it issued and sold 6.25 million shares of common stock at a public offering price of $12.00 per share. The Company received net proceeds of $65.95 million after deducting underwriting discounts and commissions of $5.25 million and other estimated issuance costs of $3.8 million. Immediately prior to the closing of the IPO, all shares of the Company’s then-outstanding convertible preferred stock automatically converted into an aggregate of 14.4 million shares of common stock. On October 27, 2014, the underwriters exercised their option to purchase 760,724 shares of the Company’s common stock at a public offering price of $12.00 per share. The Company received net proceeds of $8.5 million after deducting underwriting discounts and commissions of $0.6 million.  In October 2014, the Company repaid the outstanding balance of $9.6 million as of September 30, 2014, under the credit facility.

The pro forma balance sheet data in the table below reflects the sale of common stock by the Company in its IPO and the exercise by the underwriters of their option to purchase shares of the Company’s common stock after deducting the underwriting discounts and commissions, and estimated offering expenses payable by the Company, and the repayment of the outstanding balance under the credit facility upon receipt of proceeds from the IPO. In addition, the pro forma balance sheet reflects the automatic conversion of all outstanding shares of the convertible preferred stock into the shares of the common stock, which conversion occurred immediately prior to the closing of the IPO, and the reclassification of preferred stock warrant liabilities to additional paid-in capital.

Pro forma Balance Sheet

	Historical as of September 30, 2014	Pro Forma Adjustments	Pro forma as of September 30, 2014
ASSETS	(in thousands)
Total current assets	$25,848	$66,083	$91,931
Total long-term assets	17,733	(3,787)	13,946
Total assets	43,581	62,296	105,877
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Total current liabilities	32,170	(11,509)	20,661
Total long-term liabilities	6,230	(1,557)	4,673
Convertible preferred stock	102,224	(102,224)	–
Stockholders’ equity (deficit):
Common stock	8	21	29
Additional paid-in capital	257,429	177,565	434,994
Accumulated other comprehensive loss	(1,640)	–	(1,640)
Accumulated deficit	(352,840)	–	(352,840)
Total stockholders’ equity (deficit)	(97,043)	177,586	80,543
Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$43,581	$62,296	$105,877

Operating Lease

In October 2014, the operating lease for the Company’s corporate headquarters in Redwood City, California of approximately 36,000 square feet of space was amended to extend the lease until March 31, 2022 and include approximately 12,000 square feet of additional office space for a term effective through March 31, 2022 with a total cost of $14.1 million payable over the lease term.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with the consolidated financial statements and related notes that are included elsewhere in this Quarterly Report on Form 10-Q and our prospectus filed on October 3, 2014 (the "Prospectus"), pursuant to Rule 424(b) under the Securities Act of 1933, as amended ("the Securities Act"), with the U.S. Securities and Exchange Commission (the "SEC"). This discussion contains forward-looking statements based upon current plans, expectations and beliefs that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q.

Overview

Yodlee is a leading technology and applications platform powering dynamic innovation for digital financial services in the cloud. We refer to our platform as the Yodlee Financial Cloud. Our customers include financial institutions, Internet service companies providing innovative financial solutions and third-party developers of financial applications. More than 750 organizations in over 10 countries use the Yodlee platform to power their consumer-facing digital offerings, and we receive subscription fees for 17.4 million of these consumers, whom we refer to as our paid users.

Our financial institution customers subscribe to the Yodlee platform to power offerings that improve consumer satisfaction and enhance engagement, while capturing cross-sell and up-sell opportunities. We estimate that our current network of financial institution customers alone reaches more than 100 million end users, representing a significant opportunity to grow our paid user base within existing customers. Our customers that are Internet service companies have an increasingly large and diverse base of users that also provides additional growth opportunities.

The Yodlee Financial Cloud delivers a wide variety of financial applications, or FinApps, targeted at the retail financial, wealth management, small business, card and other financial solutions sectors. These FinApps help consumers and small businesses simplify and manage their finances, review their financial accounts, track their spending, calculate their net worth, and perform a variety of other activities. Our platform also enables our customers to develop their own applications through our open application programming interfaces, or APIs, that deliver trusted and secure data, money movement solutions, and other feature functionality.

Our technology infrastructure is designed to provide a highly available and secure multi-tenant cloud-based platform across hundreds of customers and millions of end users. Our solutions use a single code base for all customers and are globally accessible across multiple digital channels. Our multi-tenancy model uses a common data model for all customers but isolates data with logical controls and separate encryption keys for each customer. Our architecture utilizes state-of-the-art technologies to achieve enhanced availability, scalability and security.

We provide subscription services on a business-to-business-to-consumer, or B2B2C, basis to financial services clients, whereby our customers offer Yodlee-based solutions to their customers, whom we refer to as end users. On a business-to-business, or B2B, basis we deliver the same platform to third-party developers.

We introduced our financial account aggregation product to the digital financial services industry in 1999. In 2006, we introduced online personal financial management tools. With the introduction of our open platform for digital financial services in 2010, we created an ecosystem that enables us, our customers and third-party developers to create new financial applications which can be made available across a broad base of end users. In 2013, we expanded our platform to offer these financial applications, to our customers, individually or in combinations. In addition, in 2012, we began to broadly market and sell end user-permissioned anonymized data analytics and market research services.

We derive revenue primarily from subscription  fees and professional service fees. We sell subscriptions to the Yodlee platform to financial institutions, or FI, customers, and to Internet services companies providing innovative financial solutions, which we refer to as our Yodlee Interactive, or YI, customers. Subscription revenue includes both contractual minimum payments and usage-based fees and is driven primarily by the number of customers, including new customers as well as customers who renew their existing subscription contracts, and the number of paid users. Subscription revenue accounted for 85% and 78% of our revenue during the three months ended September 30, 2014 and 2013, respectively, and 85% and 81% of our revenue during the nine months ended September 30, 2014 and 2013, respectively. We also derive revenue from professional services primarily relating to the implementation and configuration of our solutions for our customers. Professional services and other revenue accounted for 15% and 22% of our revenue during the three months ended September 30, 2014 and 2013, respectively, and 15% and 19% of our revenue during the nine months ended September 30, 2014 and 2013, respectively. As more of our revenue is derived from our YI customers, we anticipate that professional services and other revenue will continue to decline over time as a percentage of our total revenue. For the nine months ended September 30, 2014, the substantial majority of our subscription revenue was derived from subscriptions that provide for an initial three-year term, and a majority of subscription revenue was derived from committed minimums. As usage increases and customers are required to pay additional usage fees calculated on a per-paid-user basis, we expect that a more significant portion of our revenue over time may be derived from usage by paid users as compared to revenue derived from contractual minimum payments.

A substantial proportion of our revenue has been derived from a limited number of large FI customers. For example, revenue from our three largest customers for the nine months ended September 30, 2014 and 2013, aggregated 26% and 34% of total revenue, respectively, during those periods. Eight of our ten largest customers for the nine months ended September 30, 2014 have been our customers for more than six years. We anticipate that revenue from a small group of customers will continue to account for a significant proportion of our revenue in the near term. The continued growth of our business partially depends on our ability to maintain our customer relationships, renew subscriptions from our current customers and generate additional paid users and sources of revenue from existing customers. As we seek to engage additional FI and YI customers, we expect that our revenue will diversify over time. The continued growth of our business partially depends on our ability to secure new subscriptions and deployments of the Yodlee platform by new customers.

Sales to large organizations have typically been characterized by longer sales cycles, significant contract negotiations and less predictability in completing sales. Our revenue has usually been the strongest during the last two quarters of the calendar year due to the terms of existing customer contracts with certain of our largest customers and associated revenue recognition, and timing of our customers’ deployment of our solutions and associated professional services revenue.

The substantial majority of our revenue is derived from our customers in the United States. We believe the markets outside of the United States offer an opportunity for growth, and we intend to continue to pursue expansion in international markets. Revenue outside of the United States represented approximately 15%, and 13% of total revenue in the three months ended September 30, 2014 and, 2013, respectively, and 13%, and 14% of total revenue in the nine months ended September 30, 2014 and, 2013, respectively.

Factors Affecting our Future Performance

We believe that our future success will be dependent on many factors, including our ability to expand our relationships with existing customers, grow the number of customers and derive revenue from new offerings such as our data analytics and market research services and premium FinApps. While these areas present significant opportunity, they also present risks that we must manage to ensure successful results. See “Risk Factors.”

Growth in Number of Customers Deploying the Yodlee Platform

The continued growth of our business partially depends on our ability to secure new subscriptions and deployments of the Yodlee platform by new customers. We continue to target additional major FIs domestically and internationally to increase the number of paid users and our subscription revenue. We also intend to drive growth with Internet services companies by participating in additional vertical markets and expanding the breadth of applications and solutions running on the Yodlee platform. Revenue from these types of companies has accounted for a growing proportion of our total revenue in recent periods and we believe there is a significant opportunity to increase revenue from these companies in the future.

Renewals and Additional Revenue from Current Customers

The continued growth of our business partially depends on our ability to maintain our customer relationships, renew subscriptions from our current customers and generate additional paid users and sources of revenue from existing customers. Our ability to increase adoption among existing customers is particularly important in light of our land and expand business model, pursuant to which we target customers with initial product offerings and expand the use cases and relationship over time. For example, an FI customer may initially subscribe to Yodlee data aggregation and later expand its relationship with us by licensing additional product offerings and FinApps. As our existing customers increase their adoption and promotion of the functionality of our solutions and deploy FinApps and additional value-added offerings to their end users, we anticipate that our number of paid users will increase.

Mix and Timing of Subscriptions and Deployments

Sales to large organizations have typically been characterized by longer sales cycles, significant contract negotiations and less predictability in completing sales. For example, our sales cycle can generally last one year or more with our largest FI customers, but is variable and difficult to predict and can be much longer or shorter. Many of our YI customers have shorter sales cycles of one to three months. In addition, FI customers and some large YI customers deploy our solutions in six to nine months. In contrast, many other YI customers can implement our applications and solutions in approximately three months. All of these factors impact the timing of revenue recognition and have resulted in fluctuations in our subscription revenue and overall operating results.

Growth of Data Analytics and Market Research Services and Development and Deployment of FinApps

We have commenced deriving revenue by providing data analytics and market research services. We believe there are significant opportunities to increase our revenue and average revenue per paid user by providing these services to our existing customers and to new customers for such uses as market analytics, credit and risk analytics and other use cases. Our future growth and profitability will also be affected by our ability to generate higher average revenue per paid user through revenue-sharing arrangements with partners who develop premium FinApps.

Operating Efficiencies and Investment

The cloud-based nature of the Yodlee platform provides us with economies of scale and operating leverage as the number of deployments and paid users grows. In addition, historically, we have enjoyed increasing operating efficiencies by leveraging our significant presence in India, which provides us with direct access to a large pool of talented engineers for research and development, customer support and operations. Our gross margins have expanded in recent periods and will continue to expand over the long term to the extent we are able to realize operating efficiencies.

To support our growth, we have made and expect to continue to make investments in our data center and other infrastructure in connection with enhancing and expanding our operations both domestically and internationally. For example, we expect to continue to invest in additional data center resources to keep pace with our growth. We believe that our investment in infrastructure will contribute to improvements in our operating results in the long-term; however, this investment will require capital expenditures and may impact our profitability in the near-term. In addition, we have continued to invest in research and development to continually improve and enhance the Yodlee platform and the breadth of applications and services running on the platform to meet our customers’ and potential customers’ needs and to develop new offerings to more effectively realize the value of the transaction-level data that we gather and refine. We also expect to continue to expand our sales and marketing efforts domestically and increase awareness of our solutions on a global basis and grow our international operations. We also expect to incur additional general and administrative expenses as a result of both our growth and the infrastructure required to be a public company. Investment in these areas will cause our operating expenses to continue to increase in absolute dollars in future periods.

Key Metrics

In addition to our results determined in accordance with U.S. generally accepted accounting principles, or GAAP, we believe the following non-GAAP and other operational measures are useful in evaluating our operating performance. We regularly review the key metrics set forth below as we evaluate our business.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Adjusted EBITDA	$1,831	$1,724	$4,126	$1,547

	As of September 30,
	2014	2013
Paid users	17,403	13,103
Average revenue per paid user	$4.60	$4.44

Adjusted EBITDA

We define adjusted EBITDA as net income (loss) before provision for income taxes; other (income) expense, net; depreciation and amortization; and stock-based compensation expense. We believe adjusted EBITDA provides investors and other users of our financial information consistency and comparability with our past financial performance and facilitates period-to-period comparisons of operations. We believe adjusted EBITDA is useful in evaluating our operating performance compared to that of other companies in our industry, as this metric generally eliminates the effects of certain items that may vary for different companies for reasons unrelated to overall operating performance. We use adjusted EBITDA in conjunction with traditional GAAP measures as part of our overall assessment of our performance, including the preparation of our annual operating budget and quarterly forecasts, to evaluate the effectiveness of our business strategies and to communicate with our board of directors concerning our financial performance.

Adjusted EBITDA increased from $1.7 million in the three months ended September 30, 2013 to $1.8 million in the three months ended September 30, 2014. Adjusted EBITDA increased from $1.5 million in the nine months ended September 30, 2013 to $4.1 million in the nine months ended September 30, 2014. The increase in adjusted EBITDA from the three and nine months ended September 30, 2013 to the three and nine months ended September 30, 2014, was primarily due to the increase in the subscription revenue in the periods.

Adjusted EBITDA should not be considered as a substitute for other measures of financial performance reported in accordance with GAAP. We understand that, although adjusted EBITDA is frequently used by investors and securities analysts in their evaluations of companies, adjusted EBITDA has limitations as an analytical tool, including: depreciation and amortization are non-cash charges, and the assets being depreciated or amortized will often have to be replaced in the future; adjusted EBITDA does not reflect any cash requirements for these replacements; adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs or contractual commitments; adjusted EBITDA does not reflect cash requirements for income taxes and the cash impact of other income or expense; and other companies may calculate adjusted EBITDA differently than we do. We compensate for the inherent limitations associated with using adjusted EBITDA through disclosure of these limitations, presentation of our financial statements in accordance with GAAP and reconciliation of adjusted EBITDA to the most directly comparable GAAP measure, net income (loss). The table below provides a reconciliation of net income (loss) to adjusted EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Net income (loss)	$(1,619)	$205	$(2,568)	$(2,427)
Provision for income taxes	532	261	1,374	745
Other expense (income), net	40	257	(47)	217
Depreciation and amortization	1,051	625	2,621	1,918
Stock-based compensation	1,827	376	2,746	1,094
Adjusted EBITDA	$1,831	$1,724	$4,126	$1,547

Paid Users

A paid user is defined as a user of an application or service provided to our customer using the Yodlee platform whose status corresponds to a billable activity under the associated customer contract. We believe that our ability to increase the number of paid users is an indicator of our market penetration, the growth of our business, and our potential future business opportunities.

Paid users increased from 13.1 million as of September 30, 2013 to 17.4 million as of September 30, 2014, as a result of increases in our number of customers and penetration within certain customers.

Average Revenue Per Paid User

Average revenue per paid user is defined as of any point in time as the trailing twelve-month subscription revenue divided by the average number of paid users over the same time period. For a given contract, as the number of paid users increases, our usage fee per paid user generally decreases due to volume-tiered pricing. However, at the same time, our cost of subscription revenue has declined more rapidly on a per user basis, which has contributed to increases in our gross margins. Our ability to maintain average revenue per paid user during the last year is an indicator of our success in developing and monetizing expanding use cases for the Yodlee platform, including data analytics and market research services. In order to support average revenue per paid user, we intend to continue to develop additional applications and services, including data services and premium FinApps.

Average revenue per paid user increased from $4.44 as of September 30, 2013 to $4.60 as of September 30, 2014 due to revenue derived from new contracts and data analytics and market research services, which more than offset the decrease in the usage fee paid per user due to volume-tiered pricing.

Components of Results of Operations

Revenue

We derive our revenue primarily from subscription fees and professional services fees. We sell subscriptions to the Yodlee platform to our FI and YI customers who make our solutions available to their end users. Professional services include implementation services, upgrade services, development of interfaces requested by customers, assistance with integration of our services with the customers’ other applications, dedicated support, and advisory services to customers who choose to develop their own interfaces and applications.

Subscription revenue is driven primarily by the number of customers, the number of paid users and the renewal of existing subscription contracts. Subscription revenue is recognized ratably over the contracted term of each respective subscription agreement, commencing on the date the service is provisioned to the customer, provided all applicable revenue recognition criteria have been satisfied. As part of the subscription contracts, our customers generally commit to a minimum level of paid users from which a minimum level of non-refundable subscription revenue is derived. As paid users in excess of the guaranteed minimum level access the Yodlee platform, the customer is then required to pay additional usage fees calculated based upon a contracted per-paid-user fee. No refunds or credits are given if fewer paid users access the Yodlee platform than the contracted minimum level. Usage-based revenue is recognized as earned, provided all applicable revenue recognition criteria have been satisfied. For subscription agreements, we typically invoice our customers in monthly or annual fixed installments. Amounts that have been invoiced are initially recorded as deferred revenue and are recognized ratably over the subscription period. Because the invoicing terms of our customer agreements vary, the annualized value of the orders we enter into with our customers will not be completely reflected in deferred revenue at any single point in time. Accordingly, we do not believe that change in deferred revenue is an accurate indicator of future revenues for a given period of time. Customer contracts are generally non-cancellable for some specified period and, to the extent such contracts are cancelable before expiration of the term, they generally provide for payment of certain penalties and/or minimums. We expect our subscription revenue to increase as we add new customers, expand our paid user base and renew existing subscription contracts.

The proportion of our revenue derived from customer minimum paid user commitments, together with favorable subscription revenue net retention rates, have historically assisted us in predicting our near-term revenues. As usage increases and customers are required to pay additional usage fees calculated on a per-paid-user basis, a more significant proportion of our revenue over time may be derived from usage by paid users. This usage-based aspect of our subscription contracts adds some volatility to our revenue because end users’ activities may vary from period to period based on a variety of factors outside of our control, including personal financial and other circumstances affecting end user activity, seasonality and decisions by our customers that affect the extent to which they promote our solutions. Our experience with customers’ growth and our awareness of deployment and promotional plans helps us forecast these usage-based revenues.

Professional services are sold either on a fixed-fee or on a time-and-materials basis. Revenue for time-and-material arrangements is recognized as the services are performed. Revenue for fixed-fee arrangements is recognized under the proportional performance method of accounting. We expect our professional services and other revenue to fluctuate based on the number of new customers added and version upgrade work performed in any given period, and the presence of other companies who are able to implement our services for customers.

Cost of Revenue

Our total cost of revenue consists of cost of subscription revenue and cost of professional services and other revenue, both of which consist primarily of personnel-related costs for the operations team or professional services team, respectively, including salaries, benefits and stock-based compensation.

Cost of revenue–subscription also includes data center costs to host the Yodlee platform and related support and maintenance costs; depreciation of servers and networking equipment; security operations; payment processing cost; and allocated facilities and other supporting overhead costs. We expect our cost of subscription revenue to increase in absolute dollars, although it may fluctuate as a percentage of subscription revenue from period to period, as our subscription revenue increases.

Cost of revenue–professional services and other also includes cost of consultants engaged in providing professional services to our customers; and allocated facilities and other supporting overhead costs. When we defer professional services revenue, we defer the related direct labor costs that we consider recoverable and recognize them in cost of revenue in the same periods as the related professional service revenue is recognized. We expect our cost of professional services and other revenue to fluctuate in absolute dollars as our professional services and other revenue fluctuates.

Gross Profit

Gross profit is total revenue less total cost of revenue. Gross margin, or gross profit expressed as a percentage of total revenue, has been and will continue to be affected by a variety of factors, including the sales price of our product offerings, costs to deliver our platform, our ability to leverage our existing infrastructure as we continue to grow and the mix of revenue between subscription and professional services and other. Our subscription services generally have a higher gross margin than our professional services and other revenue. Gross margin for professional services and other is impacted by the size of customer deployments, with smaller projects typically having lower gross margins. We expect our gross margins to fluctuate over time depending on these and other factors.

Operating Expenses

Our operating expenses consist of research and development, sales and marketing, and general and administrative expense. Personnel costs are the most significant component of operating expenses and consist primarily of salaries, benefits, employee bonuses, stock-based compensation, and with regard to sales and marketing expense, sales commissions.

Research and Development.    Research and development expense consists primarily of personnel costs for employees on our engineering and technical teams who are responsible for increasing the functionality and enhancing the ease of use of the Yodlee platform and the development of new products and services. Research and development expense also includes the cost of third-party service providers and allocated facilities and other supporting overhead costs. We expect research and development expense to increase in absolute dollars as we continue to invest in our future products and services, although our research and development expense may fluctuate as a percentage of total revenue.

Sales and Marketing.    Sales and marketing expense consists primarily of sales commissions and other personnel costs for employees engaged in sales, sales support, business development and marketing functions. In addition, sales and marketing expense also includes travel-related expenses, marketing and public relations costs, and allocated facilities and other supporting overhead costs. We expect sales and marketing expense to increase in absolute dollars as we continue to hire additional personnel and invest in sales initiatives and marketing programs, although our sales and marketing expense may fluctuate as a percentage of total revenue.

General and Administrative.    General and administrative expense consists primarily of personnel costs, professional services and allocated facilities and other supporting overhead costs. General and administrative personnel include our chief executive officer, finance and legal organizations.
Professional services expense consists primarily of legal, auditing, accounting and other consulting costs. We expect general and administrative expense to increase in absolute dollars as we incur additional legal, accounting, investor relations, and other costs associated with being a public company, although our general and administrative expense may fluctuate as a percentage of total revenue.

Other Income (Expense), Net

Other income (expense), net consists primarily of the interest expense associated with our bank borrowings, foreign exchange gains or loss, gain or loss on foreign currency forward contracts, revaluation impact of convertible preferred stock warrant liabilities and other non-operating income or expense.

Provision for Income Taxes

Provision for income taxes consists primarily of income taxes in our wholly-owned subsidiary in India and other foreign operations. The provision for income taxes related to our foreign operations is impacted by items such as increases and decreases in uncertain tax positions in our foreign locations, as well as foreign withholding taxes. These items, and their impact to our effective tax rate, may fluctuate from year to year. Valuation allowances are provided when necessary to reduce deferred tax assets to amount expected to be realized. Due to uncertainty as to the realization of benefits from our U.S. federal and state deferred tax assets, including net operating loss carry forwards, research and development and other tax credits, we have a full valuation allowance against such assets. We expect to maintain this full valuation allowance in the near term.

Condensed Consolidated Results of Operations

The following table summarizes our condensed consolidated results of operations for the three and nine months ended September 30, 2014 and 2013, in thousands. Our historical results are not necessarily indicative of the results that may be expected in the future.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Condensed Consolidated Statements of Operations Data:
Revenue:
Subscription	$19,787	$14,298	$54,690	$40,418
Professional services and other	3,366	3,968	9,530	9,704
Total revenue	23,153	18,266	64,220	50,122
Cost of revenue:
Subscription	6,728	4,867	18,127	14,073
Professional services and other	2,263	1,839	6,655	5,684
Total cost of revenue	8,991	6,706	24,782	19,757
Gross profit	14,162	11,560	39,438	30,365
Operating expenses:
Research and development	6,225	4,096	16,485	13,505
Sales and marketing	5,966	3,946	15,657	11,347
General and administrative	3,018	2,795	8,537	6,978
Total operating expenses	15,209	10,837	40,679	31,830
Operating income (loss)	(1,047)	723	(1,241)	(1,465)
Other income (expense), net	(40)	(257)	47	(217)
Income (loss) before provision for income taxes	(1,087)	466	(1,194)	(1,682)
Provision for income taxes	532	261	1,374	745
Net income (loss)	$(1,619)	$205	$(2,568)	$(2,427)

The following tables summarize our condensed consolidated results of operations as a percentage of total revenue for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenue:
Subscription	85%	78%	85%	81%
Professional services and other	15	22	15	19
Total revenue	100	100	100	100
Cost of revenue:
Subscription	29	27	28	28
Professional services and other	10	10	10	11
Total cost of revenue	39	37	38	39
Gross profit	61	63	62	61
Operating expenses:
Research and development	27	22	26	27
Sales and marketing	26	22	25	23
General and administrative	13	15	13	14
Total operating expenses	66	59	64	64
Operating income (loss)	(5)	4	(2)	(3)
Other income (expense), net	—	(1)	—	—
Income (loss) before provision for income taxes	(5)	3	(2)	(3)
Provision for income taxes	2	2	2	2
Net income (loss)	(7%)	1%	(4%)	(5%)

Comparison of the Three and Nine Months Ended September 30, 2014 and 2013

Revenue

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	% Change	2014	2013	% Change
	(dollars in thousands)
Revenue:
Subscription	$19,787	$14,298	38%	$54,690	$40,418	35%
Professional services and other	3,366	3,968	(15%)	9,530	9,704	(2%)
Total revenue	$23,153	$18,266	27%	$64,220	$50,122	28%

Total revenue increased $4.9 million, or 27%, for the three months ended September 30, 2014, compared to the same period in 2013.

The increase in subscription revenue of $5.5 million, or 38%, was due primarily to an increase in our paid users to 17.4 million as of September 30, 2014 from 13.1 million as of September 30, 2013, while average revenue per paid user remained relatively consistent.  The decrease in professional services and other revenue of $0.6 million, or 15%, was primarily the result of the timing of customer deployments.

Total revenue increased $14.1 million, or 28%, for the nine months ended September 30, 2014, compared to the same period in 2013.

The increase in subscription revenue of $14.3 million, or 35%, was due primarily to an increase in our paid users to 17.4 million as of September 30, 2014 from 13.1 million as of September 30, 2013, while average revenue per paid user remained relatively consistent.  There was a marginal decrease in professional services and other revenue of $0.2 million, or 2%.

Cost of Revenue, Gross Profit and Gross Margin

	Three Months Ended September 30,					Nine Months Ended September 30,
	2014		2013			2014		2013
	Amount	Gross Margin	Amount	Gross Margin	% Change	Amount	Gross Margin	Amount	Gross Margin	% Change
	(dollars in thousands)
Cost of revenue:
Subscription	$6,728		$4,867		38%	$18,127		$14,073		29%
Professional services and other	2,263		1,839		23%	6,655		5,684		17%
Total cost of revenue	$8,991		$6,706		34%	$24,782		$19,757		25%
Gross profit:
Subscription	$13,059	66%	$9,431	66%	—%	$36,563	67%	$26,345	65%	2%
Professional services and other	1,103	33%	2,129	54%	(21%)	2,875	30%	4,020	41%	(11%)
Total gross profit	$14,162	61%	$11,560	63%	(2%)	$39,438	61%	$30,365	61%	—%

Total cost of revenue increased $2.3 million, or 34%, gross profit increased $2.6 million, and gross margin decreased by 2 percentage point, in the three months ended September 30, 2014 compared to the same period in 2013.

Cost of revenue from subscription increased $1.9 million, or 38%, in the three months ended September 30, 2014 compared to the same period in 2013. This increase was primarily due to a $0.8 million increase in personnel costs related to increased headcount to support the business growth and stock-based compensation expense, a $0.7 million increase in data center and other hosting related costs to support the increase in subscription revenue, and a $0.3 million increase in depreciation expense related to additional servers and equipment. Gross profit from subscription increased $3.6 million, and gross margin remained relatively consistent primarily due to economies of scale achieved as a result of higher revenue during the period.

Cost of revenue from professional services and other increased by $0.4 million, or 23%, in the three months ended September 30, 2014 compared to the same period in 2013. This increase was due to an increase in employee-related expenses, due primarily to increased headcount needed to drive our overall revenue growth and stock-based compensation expense. Gross profit from professional services and other decreased $1.0 million and gross margin decreased by 21 percentage points, primarily due to timing of customer deployments and increased investment in services capacity to support our overall revenue growth.

Total cost of revenue increased $5.0 million, or 25%, gross profit increased $9.0 million, and gross margin remained relatively consistent, in the nine months ended September 30, 2014 from the nine months ended September 30, 2013.

Cost of revenue from subscription increased $4.0 million, or 29%, in the nine months ended September 30, 2014 compared to the same period in 2013. This increase was primarily due to a $1.7 million increase in personnel costs related to increased headcount to support the business growth and stock-based compensation expense, a $0.6 million increase in depreciation expense related to additional servers and equipment, and a $1.6 million increase in data center and other hosting related costs to support the increase in subscription revenue. Gross profit from subscription increased $10.2 million, and gross margin increased by 2 percentage points primarily due to additional economies of scale achieved realized on higher revenue and higher average revenue per paid user.

Cost of revenue from professional services and other increased by $1.0 million, or 17%, in the nine months ended September 30, 2014 compared to the same period in 2013. This increase was due to an increase in employee-related expenses, due primarily to increased headcount needed to drive our overall revenue growth and stock-based compensation expense. Gross profit from professional services and other decreased $1.1 million and gross margin decreased by 11 percentage points, due primarily to timing of customer deployments and increased investment in services capacity to support our overall revenue growth.

Operating Expenses

Research and development

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	% Change	2014	2013	% Change
	(dollars in thousands)
Research and development	$6,225	$4,096	52%	$16,485	$13,505	22%
Percentage of net revenue	27%	22%		26%	27%

Research and development expense increased $2.1 million, or 52%, for the three months ended September 30, 2014 compared to the same period in 2013. The increase was due to an increase in employee-related expenses due primarily to increased headcount needed to drive our overall revenue growth and an increase in stock-based compensation expense.

Research and development expense increased $3.0 million, or 22%, for the nine months ended September 30, 2014 compared to the same period in 2013. The increase was due to an increase in employee-related expenses due primarily to increased headcount needed to drive our overall revenue growth and an increase in stock-based compensation expense.

Sales and marketing

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	% Change	2014	2013	% Change
	(dollars in thousands)
Sales and marketing	$5,966	$3,946	51%	$15,657	$11,347	38%
Percentage of net revenue	26%	22%		24%	23%

Sales and marketing expense increased $2.0 million, or 51%, for the three months ended September 30, 2014 compared to the same period in 2013. The increase was primarily attributable to a $1.1 million increase in personnel costs related to increased headcount to support the business growth and stock-based compensation expense, a $0.3 million increase in expense related to trade shows and conventions, a $0.3 million increase in expense related to outside consultants and increased travel-related expenses of $0.1 million.

Sales and marketing expense increased $4.3 million, or 38%, for the nine months ended September 30, 2014 compared to the same period in 2013. The increase was primarily attributable to an increase of $2.7 million in personnel costs related to increased headcount to support the business growth and stock-based compensation expense, a $0.6 million increase in expense related to outside consultants, a $0.4 million increase in expense related to trade shows and conventions, and increased travel-related expenses of $0.3 million.

General and Administrative

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	% Change	2014	2013	% Change
	(dollars in thousands)
General and administrative	$3,018	$2,795	8%	$8,537	$6,978	22%
Percentage of net revenue	13%	15%		13%	14%

General and administrative expenses increased marginally by $0.2 million, or 8%, for the three months ended September 30, 2014 compared to the same period in 2013 primarily due to an increase in employee-related expenses due primarily to increased headcount and stock-based compensation expense.

General and administrative expenses increased $1.6 million, or 22%, for the nine months ended September 30, 2014 compared to the same period in 2013. This was primarily due to an increase of employee-related expenses due primarily to increased headcount and stock-based compensation expense.

Other Income (Expense), Net

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands)
Other income (expense), net	$(40)	$(257)	$47	$(217)

Other expense, net, decreased by $0.2 million for the three months ended September 30, 2014 compared to the same period in 2013 primarily due to foreign exchange rate fluctuation.

 Other income (expense), net, increased by $0.3 million for the nine months ended September 30, 2014 compared to the same period in 2013 primarily due to foreign exchange rate fluctuation.

Provision for Income Taxes

Provision for income taxes primarily consists of income taxes on our wholly-owned subsidiary in India and other foreign operations.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(dollars in thousands)
Provision for income taxes	$532	$261	$1,374	$745
Effective tax rate	(49%)	56%	(115%)	(44%)

Income tax expense for the three months ended September 30, 2014 increased $0.3 million when compared to the three months ended September 30, 2013. The increase in the provision for the three month period was primarily due to increased profits in our India subsidiary and foreign withholding taxes.

Income tax expense for the nine months ended September 30, 2014 increased $0.6 million when compared to the nine months ended September 30, 2013. The increase in the provision for the nine month period was primarily due to increased profits in our India subsidiary, foreign withholding taxes, and the recognition of an uncertain tax benefit during the nine months ended September 30, 2013.

Liquidity and Capital Resources

As of September 30, 2014, we had cash and cash equivalents of $6.8 million, all of which was held in the United States. We anticipate that the amount of our cash and cash equivalents held in India may increase in the future as funds are remitted to our Indian subsidiary for services performed under our intercompany agreements. On October 8, 2014, we received net proceeds of $65.95 million after deducting underwriting discounts and commissions of $5.25 million and other estimated issuance costs of $3.8 million upon the closing of the IPO on October 8, 2014. Part of the IPO proceeds was used by us to repay the outstanding balance of $9.6 million as of September 30, 2014, under our credit facility. On October 27, 2014, we received net proceeds of $8.5 million, after deducting underwriting discounts and commissions of $0.6 million, for the exercise by underwriters of their option to purchase 760,724 shares of our common stock. Our cash and cash equivalents are comprised primarily of deposits with commercial banks in checking, interest-bearing and money market accounts. To date, we have satisfied our capital and liquidity needs through cash collections from our customers, private placements of convertible preferred stock and bank borrowings. We have incurred significant losses in the past as we continued to expand our business. Our cash flow from operating activities will continue to be affected principally by the extent to which our revenue exceeds or does not exceed any increase in spending on personnel to support the growth of our business. Our largest source of operating cash flow is cash collections from our customers.

We believe that our existing cash and cash equivalents, cash flow from operations and availability under our line of credit will be sufficient to meet our working capital needs and planned capital expenditures for at least the next 12 months. From time to time, we may explore additional financing sources which could include equity, equity-linked and debt financing arrangements. We cannot assure you that any additional financing will be available to us on acceptable terms or at all.

Cash Flows

The following table summarizes our cash flows for the periods presented (in thousands):

	Nine Months Ended September 30,
	2014	2013
Consolidated Statements of Cash Flows:
Net cash provided by (used in) operating activities	$558	$(1,540)
Net cash used in investing activities	(4,003)	(2,182)
Net cash provided by financing activities	2,093	1,460
Net decrease in cash and cash equivalents	$(1,352)	$(2,262)

Operating Activities

Our primary source of cash from operating activities has been from cash collections from our customers. We expect cash inflows from operating activities to be affected by the level of sales and timing of collections. Our primary uses of cash from operating activities have been for personnel costs. Our cash flow from operations will continue to be affected principally by the extent to which we grow our revenue and increase our headcount in order to grow our business.

Cash provided by operating activities in the nine months ended September 30, 2014 of $0.6 million was driven by a net loss of $2.6 million as adjusted for the exclusion of non-cash expenses of $5.5 million and changes in our working capital of $2.4 million. Non-cash charges consist primarily of depreciation and amortization of our property and equipment and stock-based compensation for stock options. The changes in our working capital were due primarily to an increase in accounts receivable of $1.5 million and prepaid expenses of $2.2 million.

Cash used in operating activities in the nine months ended September 30, 2013 of $1.5 million was driven by a net loss of $2.4 million as adjusted for the exclusion of non-cash expenses of $3.0 million and changes in our working capital of $2.1 million. Non-cash charges consist primarily of depreciation and amortization of our property and equipment and stock-based compensation for stock options. The changes in our working capital were due primarily to an increase in accounts receivable of $2.4 million and decrease in accrued liabilities and other long-term liabilities of $1.1 million, offset by an increase in accrued compensation of $1.5 million.

Investing Activities

Our investing activities consist primarily of capital expenditures to purchase property and equipment, particularly purchases of servers, networking equipment and software licenses. We expect to continue investing in capital expenditures to support continued growth of our business.

We used $4.0 million and $2.3 million for purchases of property and equipment in the nine months ended September 30, 2014 and 2013, respectively. In the nine months ended September 30, 2014 and 2013, $1.8 million and $0.9 million, respectively, of additional purchases were financed through capital leases.

Financing Activities

Our financing activities have consisted primarily of bank borrowings, net proceeds from the issuance of our convertible preferred stock and net proceeds from the issuance of shares of our common stock upon the exercise of stock options.

In the nine months ended September 30, 2014, cash provided by financing activities was $2.1 million, which consisted primarily of $3.2 million of net bank borrowings, and $1.2 million of net proceeds from the issuance of shares of our common stock upon exercises of stock options offset by $0.7 million of capital lease payments, $1.2 million of deferred offering costs, and $0.5 million repurchase of common stock.

In the nine months ended September 30, 2013, cash provided by financing activities was $1.5 million, which consisted of $1.5 million of net bank borrowings and $0.3 million of net proceeds from the issuance of shares of our common stock upon the exercise of stock options offset by $0.3 million of capital lease payments.

Off-Balance Sheet Arrangements

During the three and nine months ended September 30, 2014 and 2013, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities, that would have been established for the purpose of facilitating off-balance sheet arrangements.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses, and related disclosures. On an ongoing basis, we evaluate our estimates and assumptions. Changes in these estimates and assumptions or conditions could significantly affect our financial condition and results of operations.

During the three months ended September 30, 2014, there were no significant changes to our critical accounting policies and estimates. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Prospectus provides a more complete discussion of our critical accounting policies and estimates.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk is the risk of loss to future earnings, values or future cash flows that may result from changes in the price of a financial instrument. The value of a financial instrument might change as a result of changes in interest rates, exchange rates, commodity prices, equity prices and other market changes. We do not use derivative financial instruments for speculative, hedging or trading purposes, other than as described below. Our market risk exposure is primarily a result of fluctuations in foreign currency exchange rates as described below.

Interest Rate Risk

We are exposed to market risk related to changes in interest rates. Borrowings under the revolving line of credit with Silicon Valley Bank, bear interest at rates that are variable. Increases in the Prime Rate would increase the amount of interest payable under this line of credit. Borrowings outstanding under our previous credit arrangements were not subject to interest rate risk because they bore interest at fixed rates. We do not believe that an increase or decrease in interest rates of 100 basis points would have a material effect on our operating results or financial condition.

Inflation Risk

We do not believe that inflation has had a material effect on our business, financial condition, or results of operations. We continue to monitor the impact of inflation in order to minimize its effects through pricing strategies, productivity improvements and cost reductions. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition, and results of operations.

Foreign Currency Exchange Risk

We have costs denominated in foreign currencies, primarily the Indian Rupee. This exposes us to the risk of fluctuations in foreign currency exchange rates. Accordingly, changes in exchange rates, and in particular a weakening of the U.S. dollar, would negatively affect our expenses and other operating results as expressed in U.S. dollars. We manage our exposure to fluctuations in the Indian Rupee by entering into forward contracts to cover a portion of our projected expenditures paid in local currency. These contracts generally have a term of less than 12 months.

The notional amount of our forward contracts was $10.5 million and $9.3 million at September 30, 2014 and December 31, 2013, respectively. A sensitivity analysis performed on our hedging portfolio as of September 30, 2014 indicated that a hypothetical 10% appreciation of the U.S. dollar from its value at September 30, 2014 and December 31, 2013 would decrease the fair value of our foreign currency contracts by $1.0 million and $0.9 million, respectively. A hypothetical 10% depreciation of the U.S. dollar from its value at September 30, 2014 and December 31, 2013 would increase the fair value of our foreign currency contracts by $1.2 million and $1.0 million, respectively.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report (the “Evaluation Date”).

In designing and evaluating our disclosure controls and procedures, management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on management’s evaluation, our principal executive officers and principal financial officer concluded that our disclosure controls and procedures are designed to, and are effective to, provide assurance at a reasonable level that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in U.S. Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer to allow timely decisions regarding required disclosures.

(b) Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

From time to time we are a party to various litigation matters and subject to claims that arise in the ordinary course of business. In addition, third parties may from time to time assert claims against us in the form of letters and other communications. There is no pending or threatened legal proceeding to which we are a party that, in our opinion, is likely to have a material adverse effect on our future financial results of operations; however, the results of litigation and claims are inherently unpredictable. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

Item 1A. Risk Factors

Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our unaudited condensed consolidated financial statements and related notes, before making a decision to invest in our common stock. If any of the risks actually occur, our business, financial condition, operating results and prospects could be materially and adversely affected. In that event, the market price of our common stock could decline, and you could lose part or all of your investment.

Risks Related to our Business and Industry

We have a history of losses and we may not maintain profitability in the future.

Except in 2010, we have not been profitable on an annual basis since our formation. We experienced a net loss of $1.6 million and net income of $0.2 million for the three months ended September 30, 2014 and 2013, respectively, and net loss of $2.6 million and $2.4 million for the nine months ended September 30, 2014 and 2013, respectively. As of September 30, 2014, our accumulated deficit was $352.8 million. While our revenue has grown in recent periods and we were profitable in the quarter ended September 30, 2013, we were not profitable in the quarter ended September 30, 2014, and in the nine months ended September 30, 2014 and 2013. Our revenue growth may not be sustainable and we may not achieve sufficient revenue to achieve and maintain profitability. We expect to make significant future expenditures related to the development and expansion of our business. In addition, as a public company, we will incur significant legal, accounting and other expenses that we did not incur as a private company. As a result of these expenditures, we will have to generate and sustain increased revenue to achieve and maintain future profitability. We may incur significant losses in the future for a number of reasons, including due to the other risks described in this Quarterly Report on Form 10-Q, and we may encounter unforeseen expenses, difficulties, complications and delays and other unknown factors. We have encountered and will continue to encounter risks and difficulties frequently experienced by growing companies in rapidly changing industries. If we do not address these risks successfully or if our assumptions regarding these risks and difficulties are incorrect or change in reaction to changes in the market, our business could be harmed. Accordingly, we may not be able to maintain profitability and we may incur significant losses for the foreseeable future.

We derive our revenue from subscriptions to a single software platform, and any factor adversely affecting the Yodlee platform would harm our business and operating results.

We derive our revenue from subscriptions to a single software platform, and related support and professional services. As such, any factor adversely affecting subscriptions to the Yodlee platform, including those described elsewhere under “Risk Factors” or in other portions of this Quarterly Report on Form 10-Q, would harm our business and operating results. In addition, while we intend to pursue new business initiatives, such as data analytics and market research services and revenue-sharing arrangements with third-party developers of FinApps, we cannot be sure that we will recognize significant revenue from those sources. The viability of these business opportunities depends on the continued success of the Yodlee platform, and our strategy to derive revenue from those activities would suffer if subscriptions to the Yodlee platform were adversely affected.

Revenue derived from sales to Bank of America, N.A., individually, and from Bank of America, N.A. and our two other largest customers, as a group, represented approximately 14.2% and 25.8%, respectively, of our total revenue during the nine months ended September 30, 2014, and approximately 15.7% and 33.7%, respectively, of our total revenue during nine months ended September 30, 2013, and we expect to continue to derive a significant portion of our revenue from a small number of customers.

The financial services industry in the United States is highly concentrated, with a small number of large financial institutions holding a majority of total assets held by all U.S. financial institutions. Because a portion of our business is targeted at this industry and our largest customers include 9 of the 15 largest banks in the United States (based on total assets as of September 30, 2013), a significant portion of our revenue is concentrated among a small number of these large financial institution customers. As a percentage of total revenue, revenue derived from Bank of America, N.A., a wholly-owned subsidiary of Bank of America Corporation, which beneficially owned in the aggregate 12.6% of our outstanding common stock as of September 30, 2014, individually, and from Bank of America, N.A., and our two other largest customers, as a group, was approximately 14.2% and 25.8%, respectively, during the nine months ended September 30, 2014 and 15.7% and 33.7%, respectively, during the nine months ended September 30, 2013. We anticipate that revenue from a small group of customers will continue to account for a significant portion of our revenue in future periods. It would be difficult to replace any of our largest customers or the revenue derived from such customers. In addition, any publicity associated with the loss of any of our largest customers could harm our reputation, making it more difficult to attract and retain other large customers, and could weaken our negotiating position with respect to our remaining and prospective customers.

There can be no assurance that we will be able to continue our relationships with any of our largest customers on the same or more favorable terms in future periods or that our relationships will continue beyond the terms of our existing contracts with them. Our revenue and operating results could suffer if, among other things, any of our largest customers were to renegotiate, terminate, renew on less favorable terms or fail to renew their agreement with us.

Because some of our sales efforts are targeted at large financial institutions and large Internet services companies, we face prolonged sales cycles, substantial upfront sales costs and less predictability in completing some of our sales. If our sales cycle lengthens, or if our upfront sales investments do not result in sufficient revenue, our operating results may be harmed.

We target a portion of our sales efforts at large financial institutions and large Internet services companies, which presents challenges that are different from those we encounter with smaller customers. Because our large customers are often making an enterprise-wide decision to deploy our solutions, we face longer sales cycles, complex customer requirements, substantial upfront sales costs, significant contract negotiations and less predictability in completing sales with these customers. Our sales cycle can often last one year or more with our largest customers, who often undertake an extended evaluation process, but is variable and difficult to predict and can be longer or shorter. If we continue to expand globally, we anticipate that we may experience even longer sales cycles, more complex customer needs, higher upfront sales costs and less predictability in completing sales with our larger customers and customers located outside of the United States. If our sales cycle lengthens or our upfront sales investments do not generate sufficient revenue to justify our investments in our sales efforts, our operating results may be harmed.

Failure of our customers to deploy our solutions in a timely and successful manner could negatively affect our revenue and operating results.

The timing of revenue from our customers depends on a number of factors outside of our control and may vary from period to period. Our customers may request customization of our solutions for their systems or engage in a prolonged, internal decision making process regarding the deployment of our solutions. Among our larger customers, deployment of our solutions can be a complex and prolonged process and requires integration into the existing platform on our customers’ systems. Any delay during the deployment process related to technical difficulties experienced by our customers or us in integrating our solutions into our customers’ systems could further lengthen the deployment period and create additional costs or customer dissatisfaction. During the deployment period, we expend substantial time, effort, and financial resources in an effort to assist our customers with the deployment. Some of our customers may ultimately decide that it is not in the best interest of their business to deploy our solutions at all. We generally are not able to recognize the full potential value of our customer contracts until our customers actually deploy our solutions, though our contracts typically provide that minimum payments are due beginning on a specified date whether or not deployments are completed by that date. Cancellation of any deployment after it has begun could result in lost time, effort, and expenses invested in the cancelled deployment process, and would adversely affect our ability to recognize revenue that we anticipated at the time of the execution of the related customer contract. If our customers do not timely and successfully deploy our solutions, our future revenue and operating results could be negatively impacted.

Our future success depends upon our customers’ active and effective promotion of our solutions.

Our success depends on our customers, their willingness to effectively promote our solutions to their end users, and their end users’ adoption and use of our solutions. In general, our contracts with our customers allow them to exercise significant discretion over the promotion of our solutions, and they could give higher priority to other products or services they offer. Accordingly, losing the support of our customers would likely limit or reduce the use of our solutions and the related revenue. Our revenue may also be negatively affected by our customers’ operational decisions. For example, if a customer implements changes in its systems that disrupt the integration between its systems and ours, we could experience a decline in the use of our solutions. Even if our customers actively and effectively promote our solutions, there can be no assurance that their efforts will result in increased usage of our solutions by their end users or the growth of our revenue. Failure of our customers to effectively promote our solutions, and of their end users to increasingly adopt and use our solutions, could have a material adverse effect upon our future revenue and operating results.

Our reputation is critical to our business, and if our reputation is harmed our business and operating results could be adversely affected.

Our reputation, which depends on earning and maintaining the trust and confidence of our current and potential customers and end users, is critical to our business. Our reputation is vulnerable to many threats that can be difficult or impossible to control, and costly or impossible to remediate. Regulatory inquiries or investigations, data security breaches, lawsuits, employee misconduct, perceptions of conflicts of interest and rumors, among other developments, could substantially damage our reputation, even if they are baseless or satisfactorily addressed. In addition, any perception that the quality of our solutions may not be the same or better than that of other providers could also damage our reputation. Any damage to our reputation could harm our ability to attract and retain customers and key personnel and adversely affect our operating results. Attempts to repair our reputation, if damaged, may be costly and time consuming, and such efforts may not ultimately be successful.

Our hosting, collection, use and storage of customer information and data require the implementation of effective security controls, and a data security breach could disrupt our business, result in the disclosure of confidential information, expose us to liability and protracted and costly litigation, adversely affect our reputation and revenue and cause losses.

We and our customers through which our solutions are made available to end users, collect, use, transmit and store confidential end user-permissioned financial information such as bank account numbers, portfolio holdings, credit card data and outstanding debts and bills. The measures we take to provide security for collection, use, storage, processing and transmission of confidential end user information may not be effective to protect against data security breaches by third parties. We use commercially available security technologies, including hardware and software data encryption techniques and multi-layer network security measures, to protect transactions and information. Although we encrypt data fields that typically include sensitive, confidential information, other unencrypted data fields may include similar information that could be accessible in the event of a security breach. We use security and business controls to limit access and use of confidential end user information. However, a portion of the security protection begins with our customers because they are the initial point of user authentication of hosted solutions. Although we require our Internet services customers and third-party suppliers to implement controls similar to ours, the technologies and practices of our customers and third-party suppliers may not meet all of the requirements we include in our contracts and we may not have the ability to effectively monitor the implementation of security measures of our customers and third-party suppliers. In many cases, our customers build and host their own web applications and access our solutions through our APIs. In these cases, additional risks reside in the customer’s system with respect to security and preventive controls. As a result, inadequacies of our customers’ and third-party suppliers’ security technologies and practices may only be detected after a security breach has occurred. Errors in the collection, use, storage or transmission of confidential end user information may result in a breach of privacy or theft of assets.

The risk of unauthorized circumvention of our security measures has been heightened by advances in computer capabilities and the increasing sophistication of hackers. Criminals are using increasingly sophisticated techniques to engage in illegal activities involving solutions such as ours or end user information, such as counterfeiting, fraudulent payment and identity theft. Because the techniques used by hackers change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventive measures. In addition to hackers, it is possible that a customer could gain unauthorized access to our database through the use of our solutions. Improper access to our systems or databases by hackers or customers intending to commit criminal activities could result in the theft, publication, deletion or modification of confidential end user information. An actual or perceived breach of our security may require notification under applicable data privacy regulations.

A data security breach of the systems on which sensitive user data and account information are stored could lead to claims or regulatory actions against us. If we are sued in connection with any data security breach, we could be involved in protracted and costly litigation. If unsuccessful in defending that litigation, we might be forced to pay damages and/or change our business practices or pricing structure, any of which could have a material adverse effect on our revenue and profitability. Our customer contracts typically include security standards that must be complied with by us and our customers. If a data security breach occurs and we have not been in compliance with the security standards included in our applicable contracts, we could be liable for breach of contract claims brought by our customers. We could also be required to indemnify our customers for third-party claims, fines, penalties and/or other assessments imposed on our customers as a result of any data security breach and our liability could exceed our insurance coverage or ability to pay.

Our security procedures and technologies are regularly audited by independent security auditors engaged by us, and many of our prospective and current customers conduct their own audits or review the results of such independent security audits as part of their evaluation of our solutions. We are also periodically audited by regulatory agencies to whom our operations or our customers are subject, including The Office of the Comptroller of the Currency, or the OCC, which is the Agency in Charge of multi-agency supervisory examinations of our operations. Adverse findings in these audits or examinations, even if not accompanied by any data security breach, could adversely affect our ability to maintain our existing customer relationships and establish new customer relationships.

Data security breaches, acts of fraud involving our solutions, or adverse findings in security audits or examinations, could result in reputational damage to us, which could reduce the use and acceptance of our solutions, cause our customers to cease doing business with us and have a significant adverse impact on our revenue and future growth prospects. Further, any of these events could lead to additional regulation and oversight by federal and state agencies, which could impose new and costly compliance obligations and may lead to the loss of our ability to make our solutions available.

Privacy concerns could have an adverse impact on our revenue and harm our reputation and may require us to modify our operations.

As part of our business, we use, transmit and store confidential end user-permissioned data. We are subject to laws, rules and regulations relating to the collection, use, and security of end user data. For privacy or security reasons, privacy groups, governmental agencies and individuals may seek to restrict or prevent our use of this data. New laws in this area have been passed by several jurisdictions, and other jurisdictions are considering imposing additional restrictions. These new laws may be interpreted and applied inconsistently from jurisdiction to jurisdiction and our current data protection policies and practices may not be consistent with those interpretations and applications. In addition, the ability to execute transactions and the possession and use of personal information and data in conducting our business subjects us to legislative and regulatory burdens that may require notification to customers or employees of a security breach, restrict our use of personal information, hinder our ability to acquire new customers or market to existing customers, require us to modify our operations and have an adverse effect on our business, financial condition and operating results. We have incurred, and will continue to incur, significant expenses to comply with privacy and security standards and protocols imposed by law, regulation, industry standards or contractual obligations. As our business continues to expand to new industry segments that may be more highly regulated for privacy and data security, and to countries outside the United States that have more strict data protection laws, our compliance requirements and costs may increase.

If sources from which we obtain information limit our access to such information or charge us fees for accessing such information, our business could be materially and adversely harmed.

Our solutions require certain data that we obtain from thousands of sources, including banks, other financial institutions, retail businesses and other organizations, some of which are not our current customers. We receive over 75% of this data through structured data feeds that are provided under the terms of our contracts with most of our financial institution, or FI, customers. Although all of the information we currently gather is end user-permissioned data and, currently, we generally have free, unrestricted access to, or ability to use, such information, one or more of our current customers could decide to limit or block our access to the data feeds we currently have in place with these customers due to factors outside of our control such as more burdensome regulation of our or our customers’ industry, increased compliance requirements or changes in business strategy. If the sources from which we obtain information that is important to our solutions limit or restrict our ability to access or use such information, we may be required to attempt to obtain the information, if at all, through end user-permissioned data scraping or other means that could be more costly and time-consuming, and less effective or efficient. In the past, a limited number of third parties, primarily airline and international sites, have either blocked our access to their websites or requested that we cease employing data scraping of their websites to gather information, and we could receive similar, additional requests in the future. Any such limitation or restriction may also preclude us from providing our solutions on a timely basis, if at all. In addition, if in the future one or more third parties challenge our right to access information from these sources, we may be required to negotiate with these sources for access to their information or to discontinue certain services currently provided by our solutions. The legal environment surrounding data scraping and similar means of obtaining access to information on third-party websites is not completely clear and is evolving, and one or more third parties could assert claims against us seeking damages or to prevent us from accessing information in that manner. In the event sources from which we obtain this information begin to charge us fees for accessing such information, we may be forced to increase the fees that we charge our customers, which could make our solutions less attractive, or our gross margins and other financial results could suffer.

Failure by our customers to obtain proper permissions and waivers might result in claims against us or may limit or prevent our use of data, which could harm our business.

We require our customers to provide necessary notices and to obtain necessary permissions and waivers for use and disclosure of information through our solutions. Our contracts with our customers include assurances from them that they have done so and will do so, but we do not audit our customers to ensure that they have acted, and continue to act, consistent with such assurances. If, despite these requirements and contractual obligations, our customers do not obtain necessary permissions and waivers, then our use and disclosure of information that we receive from them or on their behalf might be limited or prohibited by federal, state or foreign privacy laws or other laws. Such a failure to obtain proper permissions and waivers could impair our functions, processes and databases that reflect, contain, or are based upon such data and might prevent use of such data. In addition, such a failure could interfere with, or prevent creation or use of, rules, analyses, or other data-driven activities that benefit us and our business. Moreover, we might be subject to claims or liability for use or disclosure of information by reason of lack of valid notices, agreements, permissions or waivers. These claims or liabilities could subject us to unexpected costs and adversely affect our operating results.

We operate in a highly regulated environment, and failure by us or financial institutions and other customers through which our solutions are made available to comply with applicable laws and regulations could have an adverse effect on our business, financial position and operating results.

We operate in a highly regulated environment at the federal, state and international levels, and failure by us or FIs and other customers through which our solutions are made available to comply with the laws and regulations to which we and they are subject could negatively impact our business. In particular, our solutions are subject to a strict set of legal and regulatory requirements intended to protect consumers and to help detect and prevent money laundering, terrorist financing and other illicit activities. Although we have internal controls in place to comply with applicable regulations, we cannot guarantee that our internal controls will always be effective in ensuring such compliance. Our FI customers and prospective customers are highly regulated and may be required to comply with stringent regulations in connection with subscribing to and implementing our solutions.

We are examined on a periodic basis by various regulatory agencies. For example, we are a supervised third-party technology service provider subject to multi-agency supervisory examinations in a wide variety of areas based on published guidance by the Federal Financial Institutions Examination Council. These examinations include examinations of our management, acquisition and development activities, support and delivery, IT, and disaster preparedness and business recovery planning. The OCC is the Agency in Charge of these examinations. If deficiencies are identified, customers may choose to terminate or reduce their relationships with us. As a result of obligations under our customer agreements, we are required to comply with certain provisions of the Gramm-Leach-Bliley Act, or GLBA, related to the privacy of consumer information and may be subject to other privacy and data security laws because of the solutions we provide. In addition, numerous regulations have been proposed and are still being written to implement the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, or the Dodd-Frank Act, for enhanced due diligence of the internal systems and processes of companies like ours by their FI customers. If we are required to make changes to our internal processes and solutions as result of this heightened scrutiny, we could be required to invest substantial additional time and funds and divert time and resources from other corporate purposes to remedy any identified deficiency.

Money movement services are potentially subject to regulation under a variety of federal and state laws, including state statutes regulating “money transmitters” and federal laws, such as the Bank Secrecy Act and the regulations thereunder, which regulate “money transmitting businesses” and “money services businesses.” Many of these statutes are broadly worded and have not been subject to published judicial or administrative interpretation. While we believe that our money movement solutions comply with, or are exempt from, all applicable laws, as we conduct these services on behalf of regulated financial institutions, it is possible that one or more regulatory agencies could take the position that we are not in compliance or that we are required to register as a money transmitter in order to provide our money movement solutions. In addition, new laws or regulations, or interpretations of existing laws or regulations, could subject us to additional regulatory requirements. If we were prevented from operating our money movement solutions in one or more states, our ability to provide our money movement solutions would suffer as our customers generally require that our money movement solutions handle payments in all states. Moreover, if we were required to be licensed in one or more states, the licensing process could be time-consuming and expensive.

Many of these laws and regulations are evolving, unclear and inconsistent across various jurisdictions, and ensuring compliance with them is difficult and costly. Changes in laws and regulations or interpretations of existing laws and regulations may occur that could increase our compliance and other costs of doing business, require significant systems redevelopment, substantially change the way that banks and other FIs are regulated and able to offer their products to consumers, or render our solutions less profitable or obsolete, any of which could have an adverse effect on our operating results. Currently, the Consumer Financial Protection Bureau, or CFPB, has exclusive rulemaking authority under the GLBA, and many of our customers are subject to regulatory enforcement by the CFPB and/or the Federal Trade Commission, or FTC. It is difficult to predict future regulatory requirements that may be enacted by the CFPB, the manner in which such regulatory requirements will be enforced by the CFPB or the FTC, and the impact such requirements or enforcement actions may have on our or our customers’ business. Compliance with any new regulatory requirements may divert internal resources and be expensive and time-consuming. In order to comply with new regulations, we may be required to increase investment in compliance functions or new technologies. Failure to comply with the laws and regulations to which we are subject could result in fines, penalties or limitations on our ability to conduct our business, or federal or state actions, any of which could significantly harm our reputation with consumers, banks and regulators, and could materially and adversely affect our business, operating results and financial condition. See “Business—Government Regulation” included in our Prospectus filed on October 3, 2014 pursuant to Rule 424(b) under the Securities Act of 1933, as amended, with the U.S. Securities and Exchange Commission for additional information regarding the regulations that impact our business.

If we are unable to expand our business with our existing customers, our business and ability to increase our revenue may suffer.

Our ability to increase our revenue depends in part on increasing revenue from our existing customers. We intend to seek to increase penetration among our existing customer base, both by increasing usage of product offerings in business units we currently serve and by expanding into new business units. However, the adoption of our solutions by specific business units of our existing customers does not necessarily indicate that we will be successful in expanding usage into other business units, which may have different needs, priorities and budgetary and other constraints. In addition, while we intend to introduce features and applications that will make our solutions increasingly attractive to end users, we cannot be certain that we will be successful in increasing usage of our solutions with existing customers. If we are unable to expand our business as we anticipate, our revenue could decrease and our business could be harmed.

If we do not successfully market and sell our solutions to new customers, including Internet services companies, our revenue growth will be harmed.

Our ability to increase our revenue depends in part on our ability to attract new customers, including additional FI customers and new Internet services companies providing innovative financial solutions, or YI customers. While we believe that there are significant opportunities for sales to additional FIs, both in the United States and in international markets, we cannot be sure that we will be successful in achieving broader adoption of our solutions by FIs. Our future revenue growth is also dependent upon the continued purchase of our solutions by YI customers. Adoption and purchase of our solutions by these companies is still relatively new, and it is unclear if our solutions will be broadly adopted and purchased by these companies or the speed of any such adoption and purchases.

Increased revenue from YI customers may expose us to additional risks.

Our revenue from YI customers has increased in recent periods, and we expect that such customers will be increasingly important to our business in future periods. Some of these customers are smaller and may not be as financially stable as our FI customers and may not have the experience and resources relating to data security and operations that our FI customers generally have. Accordingly, although our contracts with these customers require them to, among other things, adhere to standards for data security and obtain necessary consents and waivers from end users to use their financial and other information, as we increase our business with YI customers we may be subject to an increased risk that one or more of such customers may fail to comply with these obligations and that such customers may not have the financial resources to satisfy any resulting indemnity obligations to us. If our YI customers experience financial difficulties, are limited by a lack of internal resources or otherwise fail to comply with their contractual obligations relating to data security, our revenue generated from these customers may suffer, our reputation could be harmed and we could be exposed to third-party claims.

We cannot be certain that we will be successful in increasing our revenue by introducing new revenue streams.

Important factors to our future growth include continued development and marketing of financial applications to make the Yodlee platform increasingly attractive to existing customers with the need for applications or combinations of applications tailored to their specific needs. In addition, we intend to seek to derive additional revenue by providing data analytics and market research services and are pursuing revenue-sharing opportunities with third-party developers of FinApps on the Yodlee platform. Each of these initiatives has individual challenges and risks. To market and sell data analytics and market research services successfully, we must continue to enhance our capabilities relating to the enrichment of massive data sets in order to provide tailored data services that appeal to the markets that we target, as well as develop additional capabilities in data analytics. We have only recently begun to derive revenue from the sale of data analytics and market research solutions, and in order to increase sales we will need to expand our sales and marketing capabilities. In addition, for FinApps to appeal to existing customers, or new customers, these applications must offer the functionality and user experience that is responsive to their needs and valued by end users. Moreover, we have not derived significant revenue to date from revenue-sharing arrangements with third-party developers of FinApps on the Yodlee platform, and we cannot be sure that we will enter into a substantial number of these arrangements or that any such arrangements will be successful. We cannot be certain that any of the activities described above will contribute to substantial additional revenue from the Yodlee platform or introduce substantial new revenue streams.

If our operations are interrupted as a result of service downtime or interruptions, our business and reputation could suffer.

The success of our business depends upon our ability to obtain and deliver time-sensitive, up-to-date data and information. Our operations and those of third parties on whom we rely for information and transaction processing services are vulnerable to interruption by technical breakdowns, computer hardware and software malfunctions, software viruses, infrastructure failures, fire, earthquake, power loss, telecommunications failure, terrorist attacks, wars, Internet failures and other events beyond our control. Any disruption in our solutions or operations, or those of third parties on whom we rely, could affect the ability of our solutions to perform effectively which in turn could result in a reduction in revenue. In addition, our contracts with our customers often include stringent requirements for us to maintain certain levels of performance and service availability. Failure by us to meet these contractual requirements could result in a claim for substantial damages against us, regardless of whether we are responsible for that failure. Our customers may also delay or withhold payment to us, elect to terminate or not to renew their contracts with us, or refuse to integrate our solutions into their online offerings, or we could lose future sales to new customers as a result of damage to our reputation due to such service downtime or interruptions. If we suffer a significant database or network facility outage, our business could experience disruption until we fully implement our back-up systems. The occurrence of any such disruptions in our solutions could materially and adversely affect our business.

If customers are unwilling to use our cloud-based solutions, our customer base may not grow or may decrease and our business could be harmed.

The cloud computing market is not as mature as the market for enterprise software, and it is uncertain whether cloud computing will achieve and sustain high levels of customer demand and market acceptance. Many enterprises have invested substantial personnel and financial resources to integrate legacy enterprise software into their businesses and are more familiar and comfortable with this type of infrastructure. Because our solutions involve the aggregation, storage and use of confidential information and related data, some customers, in particular customers located outside of the United States, may be reluctant or unwilling to migrate to our cloud-based solutions due to a lack of perceived cost and performance benefits associated with cloud-based solutions, and concerns regarding the ability of cloud computing companies to adequately address security and privacy concerns. If other cloud-based solutions experience security incidents, loss of customer data, disruptions in delivery or other problems, these concerns and perceptions regarding the market for cloud computing as a whole may be further negatively affected. If customers are unwilling to accept our cloud-based solutions as a result of these perceptions and concerns, we may be required to develop other alternative solutions for these customers, which would be time-consuming and costly and could negatively affect our gross margins. In addition, negative perceptions and concerns regarding cloud computing could cause the growth of our customer base to slow, which could result in decreased revenue and harm to our business.

Our revenue and operating results can fluctuate from period to period, which could cause our share price to fluctuate.

Our revenue and operating results have fluctuated in the past and may fluctuate from period to period in the future due to a variety of factors, many of which are beyond our control. If our operating results fall below the expectations of investors or any securities analysts who follow our common stock, the trading price of our common stock could decline substantially. Factors relating to our business that may contribute to these fluctuations include the following, as well as other factors described elsewhere in this Quarterly Report on Form 10-Q:

•	the timing and extent of our customers’ deployment and promotion of our solutions, including the associated professional services revenue;

•	the timing of our customers’ renewals or any terminations of their contracts with us;

•	rate of expansion or contraction of our customer base;

•	changes in laws or regulatory policies that could impact our ability to offer our solutions to FIs or other customers;

•	the timing and success of the introduction of new solutions by us or competitors;

•	unanticipated delays of rollouts of our solutions;

•	downward pressure on fees we charge for our solutions;

•	our ability to control costs, including third-party service provider costs and sales and marketing expenses in an increasingly competitive market;

•	the amount and timing of operating costs related to the maintenance and expansion of our business, operations and infrastructure, including globally;

•	changes in customers’ budgets;

•	changes to economic terms in contracts with customers, including renegotiations or unanticipated changes to the relationship;

•	fluctuations in currency exchange rates and in our effective tax rate; and

•	general economic and political conditions, both domestically and internationally, as well as economic conditions specifically affecting industries in which our customers operate.

In addition, our revenue has usually been the strongest during the last two quarters of the year due to the terms of existing customer contracts with certain of our largest customers and associated revenue recognition, and timing of our customers’ deployment of our solutions and associated professional services revenue. Although we expect this trend to continue in the future, historical patterns should not be considered indicative of our future results.

As a result of these and other factors, we believe that quarter-to-quarter comparisons of our revenue and operating results may not be meaningful and should not be relied upon as indications of our future revenue or operating performance.

We rely significantly on revenue from subscriptions, which may decline or may fluctuate based on the timing of renewals, and, because we recognize revenue from subscriptions over the term of the relevant subscription period, downturns or upturns in sales are not immediately reflected in full in our operating results.

Our subscription revenue accounted for approximately 85% and 81% of our total revenue for the nine months ended September 30, 2014 and in the nine months ended September 30, 2013, respectively. Customers that purchase our subscriptions have no contractual obligation to renew their contracts after the initial contract period, which are typically three years, and we may not maintain our historical subscription renewal rates. Although customer contracts are generally non-cancellable during a specified period of time, customers typically have the right to terminate their contracts for a fee before the expiration of the entire initial contract period. New or renewal subscriptions may decline or fluctuate as a result of a number of factors, including our customers’ and end users’ level of satisfaction with our solutions and our customer support; the frequency and severity of subscription outages; the functionality and performance of our solutions; the timeliness and success of product enhancements and introductions by us and those of our competitors; the prices of our solutions; the prices of solutions offered by our competitors or reductions in our customers’ spending levels. If new or renewal subscriptions decline, our revenue or revenue growth may decline, and our business may suffer.

In addition, we recognize subscription revenue over the term of the relevant subscription period based on the terms of the applicable customer contract. As a result, most of the revenue we report each quarter is the recognition of billings from subscriptions entered into during previous quarters. Consequently, a decline in new or renewal subscriptions in any one quarter will not be fully reflected in revenue in that quarter, but will negatively affect our revenue in future quarters. Accordingly, the effect of significant downturns in new or renewed sales of our solutions would not be reflected in full in our results of operations until future periods.

Because a portion of our revenue depends on the usage of our platform by end users, it may be difficult to evaluate our future prospects.

Our subscription contracts with our customers generally contain a minimum subscription fee, and usage-based fees which depend on the extent their customers or end users use our platform. This usage-based aspect to our pricing model makes it difficult to accurately forecast revenue because end users’ activities on our platform may vary from period to period based on a variety of factors, including personal financial circumstances, privacy and security concerns regarding online solutions such as ours, seasonality or other factors. As a result, historical revenue from a customer may not be a good indicator of our future revenue from that customer and changes in end user activity may limit our ability to forecast revenue.

Material defects or errors in the software we use to deliver our solutions or in the information we gather and disclose could harm our reputation, result in significant costs to us and impair our ability to sell our solutions.

The software applications underlying our solutions are inherently complex and may contain material defects or errors, particularly when first introduced or when new versions or enhancements are released. From time to time, we provide incremental releases of software updates and functional enhancements. Such new versions frequently contain undetected errors when first introduced or released. We have from time to time found defects in our solutions, and new errors in our existing solutions may be detected in the future. In addition, errors may result from the interface of our solutions with legacy systems and data, which we did not develop and the function of which is outside of our control.

Defects or errors in the information we gather from third parties or in storing end users’ data, in processing payment transactions, or that cause interruptions to the availability of our solutions could result in a reduction in sales or delay in market acceptance of our solutions, sales credits or refunds to our customers, loss of existing customers and difficulty in attracting new customers, diversion of development resources, harm to our reputation, and increased service and maintenance costs, and expose us to potential liability to our customers. We may not be able to identify or resolve these defects or errors in a timely manner. Correction of defects or errors could prove to be impossible or impracticable. The costs incurred in correcting any material defects or errors in our solutions or the information we provide, or in responding to resulting claims or liability, may be substantial. Resolving a defect or error and implementing remedial measures would likely divert the attention and resources of our management and key technical personnel from other business concerns, and could be extremely difficult if the underlying defect or error is located in a third party’s system or database.

Although we attempt to limit our contractual liability for consequential damages in delivering our solutions, these limitations on liability may be unenforceable in some cases, or may be insufficient to protect us from liability for damages. We maintain general liability insurance coverage, including coverage for errors or omissions; however, this coverage may not continue to be available on reasonable terms or may be insufficient to cover one or more large claims. An insurer might disclaim coverage as to any future claim. A successful assertion of one or more large claims against us that exceeds our available insurance coverage or changes in our insurance policies, including premium increases or the imposition of a large deductible or co-insurance requirement, could harm our operating results and financial condition.

If we fail to process transactions effectively or fail to adequately protect against disputed or potential fraudulent activities, our revenue and earnings may be harmed.

We process a significant volume and dollar value of transactions on a daily basis using our money movement solutions. Effective processing systems and controls are essential to ensure that transactions are handled appropriately. Despite our efforts, it is possible that we may make errors or that funds may be misappropriated due to fraud. If we are unable to effectively manage our systems and processes we may be unable to process money movement transactions in an accurate, reliable and timely manner, which may harm our business. In addition, if we do not detect suspected fraudulent or non-sufficient fund transactions within agreed-upon timelines, we may be required to reimburse our customers for the transactions and such reimbursements may exceed the amount of the reserves we have established to make such payments.

The online payments industry has been experiencing an increasing amount of fraudulent activities by third parties. Although we do not believe that any of this activity is uniquely targeted at our business, this type of fraudulent activity may adversely impact us. In addition to any direct damages and potential fines that may result from such fraud, which may be substantial, a loss of confidence in our controls may seriously harm our business and damage our reputation. We may implement risk control mechanisms that could make it more difficult for legitimate end users to use our solutions, which could result in lost revenue and negatively impact our operating results.

If we are unable to maintain our payment network with third-party service providers, or if our disbursement partners encounter business difficulties, our business could be harmed.

Our payment network consists of a single Originating Deposit Financial Institution, or ODFI, and a small number of bill payment processors. Our ODFI clears and processes the funds from the customer. In the instance of funds transfers, the ODFI also processes funds to the end user’s destination institution. For bill payment, funds are sent to the bill pay processors for disbursement to biller sites.

While we have entered into an agreement with our ODFI and each of our bill payment processors, these partners could choose to terminate or not renew their agreements with us. If we are unable to maintain our agreements with our current partners, or our current partners are unable to handle increased transaction volumes, our ability to disburse transactions and our revenue and business may be harmed. If we are unable to sign new payment processors and/or ODFIs under terms consistent with, or better than, those currently in place, our revenue and business may be harmed.

Payment processors and ODFI partners also engage in a variety of activities in addition to providing our services and may encounter business difficulties unrelated to our services. Such activities or difficulties could cause the affected partner to reduce the services provided, cease to do business with us, or cease doing business altogether. This could lead to our inability to move funds on a timely basis as required to settle transactions. In addition, because we offer next day automated clearing house transactions in certain cases, if a disbursement partner experiences insufficient liquidity or ceases to do business, we may not be able to recover funds that are held with that disbursement partner which could harm our financial condition and operating results.

We may also be forced to cease doing business with payment processors and/or ODFIs if rules governing electronic funds transfers change or are reinterpreted to make it difficult or impossible for us to operate our money movement solutions.

If we are unable to effectively compete, our business and operating results could be harmed.

While we do not believe any single company in the financial services space offers a comprehensive platform with diverse features such as ours, the following companies offer individual solutions that compete with one or more of our solutions:

•	for data aggregation: Intuit, Inc. and Fiserv, Inc. (CashEdge);

•	for personal financial management: Intuit (direct to consumer service) and internal IT departments of FIs, as well as early-stage companies;

•	for online bill pay: Fiserv and FIS Global Corporation;

•	for data products and services: global payment networks, credit bureaus and other institutions that have access to large pools of data; and

•	for account verification: MicroBilt Corporation and Early Warning Systems, LLC.

Many of the companies that compete with one or more of our applications have greater name recognition, substantially greater financial, technical, marketing and other resources, the ability to devote greater resources to the promotion, sale and support of their solutions, more extensive customer bases and broader customer relationships, longer operating histories, and greater name recognition than we have.

We expect competition to increase as other companies continue to evolve their offerings and as new companies enter our market. New companies entering our market may choose to offer internally-developed solutions at little or no additional cost to their end users by bundling them with their existing applications and solutions. Increased competition is likely to result in pricing pressures, which could negatively impact our gross margins. If we are unable to effectively compete, our revenue could decline and our business, operating results and financial condition could be adversely affected.

Our business could be harmed if we do not keep up with rapid technological change, evolving industry standards or changing expectations and requirements of our customers.

We expect technological developments to continue at a rapid pace in our industry. Our success will depend, in part, on our ability to:

•	continue to develop our technology expertise;

•	recruit and retain skilled technology professionals;

•	effectively manage the technology associated with our business;

•	enhance our current solutions;

•	develop new solutions that meet our customers’ needs; and

•	influence and respond to emerging industry standards and other technological changes.

In addition, we must continue to meet changing expectations and requirements of our customers. We must accomplish all of these tasks in a timely and cost-effective manner, and our failure to do so could harm our business, including materially reducing our revenue and operating results.

As a result of our customers’ increased usage of our platform, we will need to continually improve our hosting infrastructure to meet our customers’ needs and avoid service interruptions or slower system performance.

We have experienced significant growth in the number of transactions and data that our hosting infrastructure supports. We seek to maintain sufficient excess capacity in our infrastructure to meet the needs of all of our existing and new customers. A component of our growth strategy involves the establishment of additional data centers in new locations. If our business continues to grow, we may also need to increase bandwidth, storage or other elements of our infrastructure.

The amount of infrastructure needed to support our customers is based on our estimates of anticipated usage. If we do not accurately predict our infrastructure capacity requirements, our customers could experience service outages or slower system performance that may subject us to financial penalties and result in customer losses, which could harm our reputation and adversely affect our revenue growth. In addition, increasing our infrastructure as a result of experiencing unforeseen increases in usage or in anticipation of increased usage from new or existing customers would cause us to have increased cost of revenue, which could adversely affect our gross margins until we sufficiently increase revenue to offset the increased costs.

We rely on relationships with third-party service providers to conduct our business, and our operating results and financial position could be materially and adversely affected if we fail to maintain these relationships or we maintain them under new terms that are less favorable to us.

We rely on data center and other service providers in order to deliver our solutions and operate our business. We also rely on software licenses from third parties and support from third parties for the operation of our business by maintaining our physical facilities, equipment, power systems and infrastructure. The failure of these third parties to provide acceptable and high quality services and technologies or to update their services and technologies may result in a disruption to our business operations and our customers, which may reduce our revenue, cause us to lose customers and damage our reputation. If we lose the services of one or more of our third-party service providers for any reason or if their services are disrupted, for example due to viruses or denial of service or other attacks on their systems, or due to human error, intentional bad acts, power loss, hardware failures, telecommunications failures, wars, terrorist attacks, earthquakes, or similar catastrophic events, we could experience a disruption in our ability to offer our solutions and adverse perception of our solutions’ reliability, or we could be required to retain the services of replacement third-party service providers. Alternative arrangements and services may not be available to us on commercially reasonable terms, if at all, or we may experience business interruptions upon a transition to an alternative partner, either of which could increase our operating costs and harm our business.

If we are unable to effectively manage certain risks and challenges related to our India operations, our business could be harmed.

Our India operations are a key factor to our success. We believe that our significant presence in India provides certain important advantages for our business, such as direct access to a large pool of skilled professionals and assistance in growing our business internationally. However, it also creates certain risks that we must effectively manage. As of September 30, 2014, approximately 80% of our total employees were based in India. Wage costs in India for skilled professionals are currently lower than in the United States for comparably skilled professionals. However, wages in India are increasing at a faster rate than in the United States, which could result in us incurring increased costs for technical professionals and reduced margins. There is intense competition in India for skilled technical professionals, and we expect such competition to increase. As a result, we may be unable to cost-effectively retain our current employee base in India or hire additional new talent. In addition, India has experienced significant inflation, low growth in gross domestic product and shortages of foreign exchange. India also has experienced civil unrest and terrorism and, in the past, has been involved in conflicts with neighboring countries. The occurrence of any of these circumstances could result in disruptions to our India operations, which, if continued for an extended period of time, could have a material adverse effect on our business. If we are unable to effectively manage any of the foregoing risks related to our India operations, our development efforts could be impaired, our growth could be slowed, and our operating results could be negatively impacted.

As a global organization, our business is susceptible to risks associated with our international operations and sales.

We currently maintain international operations in India, the United Kingdom and Canada, lease space in other jurisdictions outside of the United States for the purpose of gathering data, and have customers located around the globe. Managing a global organization and conducting sales outside of the United States is difficult and time-consuming and introduces risks that we may not face with our operations and sales in the United States. These risks include:

•
the burdens of complying with a wide variety of foreign regulations, laws and legal standards, including privacy, data security, tax and employment, some of which may be more stringent than those of the United States;

•	regional data privacy laws that apply to the transmission of data across international borders;

•	lack of familiarity with, and unexpected changes in, foreign regulatory requirements;

•	customers’ unfamiliarity with and concerns regarding laws and regulations of the United States that may impact our business operations in their jurisdictions;

•	negative, local perception of industries and customers that we may pursue;

•	laws and business practices favoring local competitors;

•	localization of our solutions, including translation into foreign languages and adaptation for local practices and regulatory requirements;

•	different pricing environments and longer sales cycles;

•	longer accounts receivable payment cycles and difficulties in collecting accounts receivable;

•	difficulties in managing and staffing international operations;

•	reduced or varied protection for intellectual property rights in some countries;

•
compliance with laws and regulations for foreign operations, including the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act, import and export control laws, tariffs, trade barriers, economic sanctions and other regulatory or contractual limitations on our ability to sell our solutions in certain foreign markets, and the risks and costs of compliance;

•	fluctuations in currency exchange rates;

•	potentially adverse tax consequences, including the complexities of foreign value added tax systems, difficulty in interpreting international tax laws and restrictions on the repatriation of earnings;

•	increased financial accounting and reporting burdens and complexities; and

•	political, social and economic instability abroad, terrorist attacks and security concerns in general.

Operating in international markets also requires significant management attention and financial resources. A component of our growth strategy involves the further expansion of our operations and the development of new customer relationships internationally. As we seek to expand internationally, we will need to develop relationships with additional partners and add internal capabilities to effectively manage the operational, financial, legal and regulatory requirements and risks associated with our international operations. The investment we make and additional resources we use to expand our operations, target new international customers, expand our presence globally within our existing customers and manage operational and sales growth in other countries may not produce desired levels of revenue or profitability, which could adversely affect our business and operating results.

Our future success depends on the continued services of our management team and our ability to recruit, train and retain qualified and skilled employees, including research and development, sales, marketing and support personnel.

Our ability to effectively develop and provide our solutions and maintain and develop relationships with current and potential customers depends largely on the continued services of our management team and our ability to attract, train, motivate and retain highly skilled professionals, particularly professionals with backgrounds in sales, marketing, technology, customer support and financial management services. We believe that success in our business will continue to be based upon the strength of our intellectual capital. For example, due to the complexity of our solutions and the intellectual capital invested in our technology, the loss of personnel that are integral to the development of our solutions and engineering efforts would harm our ability to maintain and grow our business. In addition, our customers depend on our professional services team to assist them with the deployment of our solutions within their infrastructure and, after deployment, to help resolve any issues relating to our solutions that may arise. A high level of support is an important factor in contract renewals and cross-selling of our platform. Consequently, we must hire and retain employees with the technical expertise, skill set and industry knowledge necessary to continue to develop our solutions and effectively manage our growing sales, support and marketing organizations to ensure the growth of our business and the satisfaction of our customers.

We plan to continue to expand our engineering team, our direct sales force and marketing teams, and our customer support teams both domestically and internationally. We believe there is significant competition for professionals in these areas with the skills and technical knowledge necessary to develop the solutions and perform the services we offer. Competition for these employees is particularly intense in the software and technology industries, including in India where a significant portion of our employee headcount is located, and we may not be able to retain our existing employees or be able to recruit and retain other highly qualified personnel in the future. In addition, new hires require significant training and, in most cases, take significant time before they achieve full productivity. Our recent hires and planned hires may not become as productive as we expect or may take longer to become productive than we anticipate. If we cannot hire, train and retain qualified personnel, our ability to continue to conduct our business could be impaired and our revenue could decline.

If our intellectual property and technology are not adequately protected to prevent use or appropriation by our competitors, our business and competitive position would suffer.

We rely on a combination of patent, copyright, service mark, trademark and trade secret laws, as well as confidentiality procedures and contractual restrictions, to establish and protect our proprietary rights, all of which provide only limited protection. As of September 30, 2014, we had 66 issued U.S. patents, 20 pending U.S. patent applications, 8 issued patents in foreign jurisdictions and 14 pending patent applications in foreign jurisdictions. Some of these patents relate to technology that is included in our data aggregation platform and expire beginning in 2018. Any owned patents or patents that may issue in the future from pending or future patent applications may not provide sufficiently broad protection, may be invalidated or circumscribed or may not prove to be enforceable in actions against alleged infringers. In addition, recent changes to the patent laws in the United States may bring into question the validity of certain categories of software patents. As a result, we may not be able to obtain adequate patent protection for our software or effectively enforce any patents that issue in the future that cover our software. Also, we cannot assure you that any future service mark or trademark registrations will be issued for pending or future applications or that any registered service marks or trademarks will be enforceable or provide adequate protection of our proprietary rights. Furthermore, effective patent, trademark, service mark, copyright and trade secret protection may not be available in every country in which our services are available. Unauthorized copying or other misappropriation of our proprietary technologies could enable third parties to benefit from our technologies without paying us for doing so, which could harm our business.

We endeavor to enter into agreements with our employees and contractors and agreements with parties with whom we do business to limit access to and disclosure of our proprietary information. The steps we have taken may be inadequate to prevent the misappropriation of our proprietary technology. There can be no assurance that others will not develop or patent similar or superior technologies, products or services.

Policing the unauthorized use of proprietary technology is difficult and expensive and our monitoring and policing activities may not be sufficient to identify any misappropriation and protect our proprietary technology. In addition, third parties may knowingly or unknowingly infringe our patents, trademarks and other intellectual property rights, and litigation may be necessary to protect and enforce our intellectual property rights. If litigation is necessary to protect and enforce our intellectual property rights, any such litigation could be very costly, could divert management attention and resources and may not be successful, even when our rights have been infringed.

We also expect that the more successful we are, the more likely it becomes that competitors will try to develop products that are similar to ours, which may infringe on our proprietary rights. If we are unable to protect our proprietary rights or if third parties independently develop or gain access to our or similar technologies, our business, revenue, reputation and competitive position could be harmed.

Assertions by a third party that we infringe its intellectual property, whether successful or not, could subject us to costly and time-consuming litigation, expensive licenses or substantial indemnity obligations and may prevent us from selling our products and services.

The software and technology industries are characterized by the existence of a large number of patents, copyrights, trademarks and trade secrets and by frequent litigation based on allegations of infringement or other violations of intellectual property rights. Although we have not suffered a material loss from third-party claims to date, from time to time, we face allegations that we or our customers have infringed, misappropriated or violated intellectual property rights. Litigation may be necessary to determine the validity and scope of third-party intellectual property rights. Some of the claims may involve patent holding companies or non-practicing entities who have no relevant product revenue of their own, and against whom our own patents may provide little or no deterrence. Our technologies may not be able to withstand third-party claims or rights against their use. Additionally, although we have licensed from other parties proprietary technology covered by patents, we cannot be certain that any such patents will not be challenged, invalidated or circumvented.

Furthermore, many of our agreements require us to indemnify our customers for certain third-party intellectual property infringement claims, which could increase our costs as a result of defending such claims and may require that we pay damages if there were an adverse ruling related to any such claims. Such indemnity claims are often difficult to assess, particularly at an early stage and without significant further investigation, as the third-party intellectual property claims at issue often relate to features or functions offered by our customers that include a combination of our customers’ solutions and those of third parties, as well as those provided by our platform; we may not have complete information regarding the infringement claims being asserted by the third party; and there may exist substantial questions relating to the validity of the third-party intellectual property alleged to be infringed. In addition, even if third-party infringement claims are successful, we may have defenses that limit or eliminate our indemnification obligations. Although we have not been obligated to pay material amounts pursuant to such indemnification claims in the past, we could be obligated to do so in the future, and any such indemnity obligations could significantly exceed the revenues that we have derived under the related customer contract. These types of claims could harm our relationships with our customers, may deter future customers from subscribing to our services and could expose us to litigation for these claims. Even if we are not a party to any litigation between a customer and a third party, an adverse outcome in any such litigation could make it more difficult for us to defend our intellectual property in any subsequent litigation in which we are a named party.

Any intellectual property rights claim against us or our customers, with or without merit, could be time-consuming and expensive to litigate or settle, and could divert management attention and financial resources. An adverse determination also could cause us to have to pay damages, modify our solutions or the Yodlee platform, stop using technology found to be in violation of a third party’s rights or prevent us from offering our solutions to our customers. In addition, we may have to seek a license for the technology, which may not be available on reasonable terms, if at all, or procure or develop substitute solutions that do not infringe.

Our use of “open source” software could negatively affect our ability to sell our solutions and subject us to possible litigation.

Portions of the Yodlee platform and our solutions incorporate so-called “open source” software, and we may incorporate additional open source software in the future. Open source software is generally licensed by its authors or other third parties under open source licenses. If we fail to comply with these licenses, we may be subject to specified conditions, including requirements that we offer our solutions that incorporate the open source software for no cost, that we make available source code for modifications or derivative works we create based upon, incorporating or using the open source software and that we license such modifications or derivative works under the terms of the particular open source license. If an author or other third party that distributes open source software that we use were to allege that we had not complied with the conditions of one or more of these licenses, we could be required to incur significant legal expenses defending against such allegations and could be subject to significant damages, including being enjoined from the sale of our solutions that contained the open source software and could be required to comply with the foregoing conditions, which could disrupt the sale of the affected solution. In addition, there have been claims challenging the ownership of open source software against companies that incorporate open source software into their products. As a result, we could be subject to suits by parties claiming ownership of what we believe to be open source software. Litigation could be costly for us to defend, have a negative effect on our operating results and financial condition and require us to devote additional research and development resources to change our solutions.

Litigation or investigations could result in significant settlements, fines or penalties.

We have been the subject of general litigation in the past, and could be the subject of litigation, including class actions, and regulatory or judicial proceedings or investigations in the future. The outcome of litigation and regulatory or judicial proceedings or investigations is difficult to predict. Plaintiffs or regulatory agencies in these matters may seek recovery of very large or indeterminate amounts or seek to have aspects of our business suspended or modified. The monetary and other impact of these actions may remain unknown for substantial periods of time. The cost to defend, settle or otherwise resolve these matters may be significant.

If regulatory or judicial proceedings or investigations were to be initiated against us by private or governmental entities, our business, operating results and financial condition could be adversely affected. Adverse publicity that may be associated with regulatory or judicial proceedings or investigations could negatively impact our relationships with our customers and decrease acceptance and use of our solutions.

We have experienced rapid growth in recent periods. If we fail to manage our growth effectively, we may be unable to execute our business plan or maintain high levels of service and our financial results could be negatively impacted.

We have increased our number of full-time employees from 782 at December 31, 2013 to 935 at September 30, 2014 and have increased our revenue to $64.2 million in the nine months ended September 30, 2014 from $50.1 million in the nine months ended September 30, 2013. Our recent growth and expansion has placed, and our anticipated growth may continue to place, a significant strain on our managerial, administrative, operational, financial and other resources. We intend to continue to expand our overall business, customer base, headcount and operations. Expansion creates new and increased management and training responsibilities for our employees. In addition, continued growth increases the challenges involved in:

•	recruiting, training and retaining sufficient skilled technical, marketing, sales and management personnel, in particular in our India location;

•	preserving our culture, values and entrepreneurial environment;

•	successfully expanding the range of solutions offered to our customers;

•	developing and improving our internal administrative infrastructure, particularly our financial, operational, compliance, recordkeeping, communications and other internal systems;

•	managing our international operations and the risks associated therewith;

•	supporting a potentially broad pool of third-party developers who may use our open platform;

•	maintaining high levels of satisfaction with our solutions among our customers; and

•	effectively managing expenses related to any future growth.

If we fail to manage our growth effectively, we may be unable to execute our business plan or maintain high levels of service for our customers. In addition, if we are unable to manage our expenses related to growth effectively in the future, our gross margins or operating expenses may be negatively impacted in any particular quarter.

Acquisition activity involving our customers could adversely affect our business.

Acquisitions or similar transactions involving our customers, including financial institutions, could negatively affect our business in a number of ways. After such a transaction, the acquirer might terminate, not renew or seek to renegotiate the economic terms of its contract with us. Companies involved in these transactions may experience integration difficulties that could increase the risk of providing us inaccurate or untimely data or delay deployment of our solutions. Any of our existing customers may be acquired by an organization with no relationship with us, effectively terminating our relationship, or be acquired by an organization that already has online personal financial management and payment solutions integrated into its systems, or that offers competing services to ours, which might cause us to lose business and harm our revenue, operating results or financial condition.

Future acquisitions or investments could disrupt our business and harm our financial condition.

As part of our business strategy, we may pursue acquisitions or investments that we believe will help us to achieve our strategic objectives. The process of integrating an acquired business, product or technology can create unforeseen operating difficulties, expenditures and other challenges such as:

•	increased regulatory and compliance requirements;

•	implementation or remediation of controls, procedures and policies at the acquired company;

•	diversion of management time and focus from operation of our then-existing business to acquisition integration challenges;

•	coordination of product, sales, marketing and program and systems management functions;

•	transition of the acquired company’s customers onto our systems;

•	retention of employees from the acquired company;

•	integrating employees from the acquired company into our organization;

•	integration of the acquired company’s accounting, information management, human resource and other administrative systems and operations generally with ours;

•	liability for activities of the acquired company prior to the acquisition, including violations of law, commercial disputes, and tax and other known and unknown liabilities; and

•	litigation or other claims in connection with the acquired company, including claims brought by terminated employees, customers, former stockholders or other third parties.

If we are unable to address these difficulties and challenges or other problems encountered in connection with any future acquisition or investment, we might not realize the anticipated benefits of that acquisition or investment, we might incur unanticipated liabilities or we might otherwise suffer harm to our business generally.

To the extent we pay the consideration for any future acquisitions or investments in cash, the payment would reduce the amount of cash available to us for other purposes. Future acquisitions or investments could also result in dilutive issuances of our equity securities or the incurrence of debt, contingent liabilities, amortization expenses, or impairment charges against goodwill on our balance sheet, any of which could harm our financial condition and negatively impact our stockholders.

We are a multinational organization faced with increasingly complex tax issues in several jurisdictions, and we could be obligated to pay additional taxes in various jurisdictions.

As a multinational organization, we may be subject to taxation in several jurisdictions around the world with increasingly complex tax laws, the application of which can be uncertain. The amount of taxes we pay in these jurisdictions could increase substantially as a result of changes in the applicable tax principles, including increased tax rates, new tax laws or revised interpretations of existing tax laws and precedents, which could have a material adverse effect on our liquidity and operating results. In addition, the authorities in these jurisdictions could review our tax returns and impose additional tax, interest and penalties, and the authorities could claim that various withholding requirements apply to us or our subsidiaries or assert that benefits of tax treaties are not available to us or our subsidiaries, any of which could have a material impact on us and the results of our operations. For example, the taxing authorities of India and other jurisdictions in which we operate may challenge our methodologies for allocating income and expense under our intercompany arrangements, including our transfer pricing, or determine that the manner in which we operate our business is not consistent with the manner in which we report our income to the jurisdictions. If such a disagreement were to occur, and our positions were not sustained, we could be required to pay additional taxes, interest and penalties, resulting in higher effective tax rates, reduced cash flows and higher expenses.

We may be subject to additional obligations to collect and remit sales tax and other taxes, and we may be subject to tax liability for past sales, which could adversely harm our business.

State, local and foreign jurisdictions have differing rules and regulations governing sales, use, value added and other taxes, and these rules and regulations are subject to varying interpretations that may change over time. In particular, the applicability of such taxes to our subscription cloud-based software platform in various jurisdictions is unclear. Further, these jurisdictions’ rules regarding tax nexus are complex and vary significantly. As a result, we could face the possibility of tax assessments and audits, and our liability for these taxes and associated penalties could exceed our original estimates. A successful assertion that we should be collecting additional sales, use, value added or other taxes in those jurisdictions where we have not historically done so and do not accrue for such taxes could result in substantial tax liabilities and related penalties for past sales, discourage customers from purchasing our services or otherwise harm our business and operating results.

We face exposure to foreign currency exchange rate fluctuations.

We have costs denominated in foreign currencies, primarily the Indian Rupee, and our revenue is primarily denominated in the U.S. dollar. This exposes us to the risk of fluctuations in foreign currency exchange rates. Accordingly, changes in exchange rates, and in particular a weakening of the U.S. dollar, would negatively affect our expenses and other operating results as expressed in U.S. dollars. We manage our exposure to fluctuations in the Indian Rupee by entering into forward contracts to cover a portion of our projected expenditures paid in the Indian Rupee. These contracts generally have a term of less than 12 months. The use of such forward contracts, or other hedging activities in which we may engage in the future, may not offset any or more than a portion of the adverse financial effects of unfavorable movements in foreign exchange rates over the limited time the hedges are in place.

If we fail to maintain proper and effective internal controls, our ability to produce accurate financial statements on a timely basis could be impaired, which could result in a loss of investor confidence in our financial reports and have an adverse effect on our stock price.

Our management is responsible for establishing and maintaining adequate internal controls over financial reporting to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles, or GAAP. If we are unable to maintain adequate internal controls over financial reporting, we might be unable to report our financial information on a timely basis and might suffer adverse regulatory consequences or violate stock market listing standards. There could also be a negative reaction in the financial markets due to a loss of investor confidence in us and the reliability of our financial statements. We have in the past and may in the future discover areas of our internal financial and accounting controls and procedures that need improvement. Our internal controls over financial reporting will not prevent or detect all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system will be met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company will be detected. If we are unable to maintain proper and effective internal controls, we may not be able to produce accurate financial statements on a timely basis, which could adversely affect our ability to operate our business and could result in regulatory action, and could require us to restate, our financial statements. Any such restatement could result in a loss of public confidence in the reliability of our financial statements and sanctions imposed on us by the U.S. Securities and Exchange Commission, or the SEC.

Changes in financial accounting standards or practices may cause adverse, unexpected financial reporting fluctuations and harm our operating results.

GAAP is subject to interpretation by the Financial Accounting Standards Board, the SEC and various bodies formed to promulgate and interpret appropriate accounting principles. A change in accounting standards or practices could harm our operating results and may even affect our reporting of transactions completed before the change is effective. New accounting pronouncements and varying interpretations of accounting pronouncements have occurred and may occur in the future. Changes to existing rules or the questioning of current practices may harm our operating results or the way we conduct our business.

We might not be able to utilize a significant portion of our net operating loss or other tax credit carryforwards, which could adversely affect our profitability.

As of December 31, 2013, we had federal and state net operating loss carryforwards of approximately $134 million and $101 million, respectively. If not utilized, these federal and state net operating loss carryforwards will begin to expire in 2022 and 2014, respectively.

In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, our ability to utilize net operating loss carryforwards or other tax attributes in any taxable year may be limited if we experience an “ownership change”. A Section 382 “ownership change” generally occurs if one or more stockholders or groups of stockholders who own at least 5% of our stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Similar rules might apply under state tax laws. Future issuances or trading of our stock could cause an “ownership change”. It is possible that any future ownership change, could have a material effect on the use of our net operating loss carryforwards or other tax attributes, which could adversely affect our profitability.

Natural disasters and other events beyond our control could harm our business.

Natural disasters or other catastrophic events may cause damage or disruption to our operations, international commerce and the global economy, and thus could have a strong negative effect on us. Our business operations are subject to interruption by natural disasters, fire, power shortages, pandemics and other events beyond our control. Although we maintain crisis management and disaster response plans, such events could make it difficult or impossible for us to deliver our solutions to our customers, and could decrease demand for our solutions. The majority of our research and development activities, corporate headquarters, information technology systems, and other critical business operations are located in California and India, both of which areas have experienced major earthquakes in the past. Significant recovery time could be required to resume operations and our financial condition and operating results could be harmed in the event of a major earthquake or catastrophic event.

Adverse global economic conditions could harm our business and financial condition.

The onset or continuation of adverse macroeconomic developments could negatively affect our business and financial condition. Adverse global economic events have caused, and could, in the future, cause disruptions and volatility in global financial markets and increased rates of default and bankruptcy, and could impact consumer and small business spending. Challenging economic times could cause potential new customers not to purchase or to delay purchasing our solutions, and could cause our existing customers to discontinue purchasing or delay upgrades of our existing solutions, thereby negatively impacting our revenue and future financial results. In addition, a downturn in the banking and finance sector may disproportionately affect us because a significant portion of our customers operate in that sector. We cannot predict the timing, strength or duration of any economic slowdown or recovery, whether global, regional or within specific markets. If the conditions of the general economy or markets in which we operate worsen, our business and our future operating results could be harmed.

Risks Related to Ownership of Our Common Stock

The regulatory compliance requirements of being a public company will subject us to increased costs, and our management has limited experience managing a public company.

As a public company, we will incur significant legal, accounting and other expenses that we did not incur as a private company. The individuals who constitute our management team have limited experience managing a publicly-traded company, and limited experience complying with the increasingly complex and changing laws pertaining to public companies. Our management team and other personnel will need to devote a substantial amount of time to new compliance initiatives, and we may not successfully or efficiently manage our transition into a public company. We expect rules and regulations such as the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, the Dodd-Frank Act, and the rules and regulations of our stock exchange to increase our legal and finance compliance costs and to make some activities more time-consuming and costly.

The Securities Exchange Act of 1934, as amended, requires, among other things, that we file annual, quarterly and current reports with respect to our business and operating results. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. We are continuing the costly process of implementing and testing our systems to report our results as a public company, to continue to manage our growth and to implement internal controls. We will be required to implement and maintain various other control and business systems related to our equity, finance, treasury, information technology, other recordkeeping systems and other operations. As a result of this implementation and maintenance, management’s attention may be diverted from other business concerns, which could adversely affect our business. Furthermore, we rely on third-party software and system providers for ensuring our reporting obligations and effective internal controls, and to the extent these third parties fail to provide adequate service including as a result of any inability to scale to handle our growth and the imposition of these increased reporting and internal controls and procedures, we could incur material costs for upgrading or switching systems and our business could be materially affected.

In addition, changing laws, regulations and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs and making some activities more time consuming. These laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to their application and practice, regulatory authorities may initiate legal proceedings against us and our business may be adversely affected.

We expect these laws, rules and regulations to also make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to incur substantial costs to maintain appropriate levels of coverage. These factors could also make it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on our audit committee, and qualified executive officers.

As a result of disclosure of information in filings required of a public company, our business and financial condition is more visible than it was as a private company, which we believe may result in threatened or actual litigation, including by competitors and other third parties. If such claims are successful, our business and operating results could be adversely affected, and even if the claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, could divert the time and resources of our management and adversely affect our business and operating results.

We are an emerging growth company, and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an emerging growth company, as defined in the JOBS Act, and may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including, but not limited to, not being required to comply with auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced financial disclosure obligations, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and any golden parachute payments not previously approved. For as long as we continue to be an emerging growth company, we intend to take advantage of certain of these exemptions. We cannot predict if investors will find our common stock less attractive because we will rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. However, we chose to “opt out” of such extended transition period, and as a result, we will comply with new or revised accounting standards on the relevant dates that adoption of such standards is required for non-emerging growth companies. Our decision to opt out of the extended transition period for complying with new or revised accounting standards is irrevocable.

We will remain an emerging growth company until the earliest of (i) the date on which we qualify as a “large accelerated filer” with at least $700 million of our equity securities held by non-affiliates as of June 30 of that fiscal year, (ii) the end of the fiscal year in which we have total annual gross revenue of $1 billion or more during such fiscal year, (iii) the date on which we have issued more than $1 billion in non-convertible debt in a three-year period, or (iv) December 31, 2019.

Our ability to raise capital in the future may be limited, and our failure to raise capital when needed could prevent us from executing our growth strategy.

We believe that our existing cash and cash equivalents will be sufficient to fund our planned capital expenditures and other anticipated cash needs for at least the next 12 months. If our capital resources are insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or debt securities or obtain debt financing. We have not made arrangements to obtain additional financing and there is no assurance that financing, if required, will be available in amounts or on terms acceptable to us, if at all.

Our share price may be volatile and you may be unable to sell your shares at or above your purchase price.

Technology stocks have historically experienced high levels of volatility.  The market price of shares of our common stock could be subject to wide fluctuations in response to many risk factors listed in this section, many of which are beyond our control, including:

•	actual or anticipated fluctuations in our financial condition and operating results;
•	changes in the economic performance or market valuations of other companies engaged in providing portfolio management services, investment advice and retirement help;
•	loss of a significant amount of existing business;

•	actual or anticipated changes in our growth rate relative to our competitors;
•	actual or anticipated fluctuations in our competitors’ operating results or changes in their growth rates;
•	issuance of new or updated research or reports by securities analysts;
•	our announcement of actual results for a fiscal period that are higher or lower than projected results or our announcement of revenue or earnings guidance that is higher or lower than expected;
•	regulatory developments in our target markets affecting us, our customers or our competitors;
•	fluctuations in the valuation of companies perceived by investors to be comparable to us;
•	share price and volume fluctuations attributable to inconsistent trading volume levels of our shares;
•	sales or expected sales of additional common stock;
•	terrorist attacks or natural disasters or other such events impacting countries where we or our customers have operations; and
•	general economic and market conditions.

Furthermore, the stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. These fluctuations often have been unrelated or disproportionate to the operating performance of those companies. These broad market and industry fluctuations, as well as general economic, political and market conditions such as recessions, interest rate changes or international currency fluctuations, may cause the market price of shares of our common stock to decline. If the market price of shares of our common stock does not exceed your purchase price, you may not realize any return on your investment in us and may lose some or all of your investment. In the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We may be the target of this type of litigation in the future. Securities litigation against us could result in substantial costs and divert our management’s attention from other business concerns, which could seriously harm our business.

If securities or industry analysts do not publish research or reports about our business, or if they change their recommendations regarding our stock adversely, our stock price and trading volume could decline.

The trading market for our common stock will be influenced by the research and reports that industry or securities analysts publish about us or our business. If one or more of the analysts who cover us downgrade our stock, our stock price would likely decline. If one or more of these analysts cease coverage of our company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.

Our insiders who are significant stockholders may control the election of our board and may have interests that conflict with those of other stockholders.

A majority of our directors are affiliated with management or our principal stockholders. In addition, our directors and executive officers, together with members of their immediate families, and holders of more than five percent of our outstanding shares of common stock (on an as-converted basis) beneficially owned, in the aggregate, approximately 87% of our outstanding capital stock as of September 30, 2014. As a result, acting together, this group has the ability to exercise significant control over most matters requiring our stockholders’ approval, including the election and removal of directors and significant corporate transactions. The interests of this group may differ from those of other stockholders and they may vote their shares in a way that is contrary to the way other stockholders vote their shares.

Substantial future sales of our common stock in the public market could cause our stock price to fall.

Additional sales of our common stock in the public market, or the perception that these sales could occur, could cause the market price of our common stock to decline. As of September 30, 2014, we had 22,153,380 shares of common stock outstanding, which includes the conversion of convertible preferred stock into our common stock. In October 2014, we sold an aggregate of 7,010,724 shares in our IPO (including 760,724 shares sold in connection with the underwriters’ exercise of their over-allotment option). All shares sold in our IPO are freely tradable (except for shares purchased by affiliates) and the remaining 22,153,380 shares of common stock outstanding as of September 30, 2014 may be sold after expiration of lock-up agreements and market standoff agreements 180 days after the date of this offering (subject in some cases to volume limitations). In addition, as of September 30, 2014, there were outstanding options, RSUs and warrants to purchase 5,933,916 shares of our common stock that, if exercised, will result in these additional shares becoming available for sale upon expiration of lock-up agreements and market standoff agreements. A large portion of these shares and options are held by a small number of persons and investment funds. Sales by these stockholders or option holders of a substantial number of shares could significantly reduce the market price of our common stock. Moreover, some holders of shares of common stock have rights, subject to some conditions, to require us to file registration statements covering the shares they currently hold, or to include these shares in registration statements that we might file for ourselves or other stockholders.

We filed a registration statement under the Securities Act of 1933, as amended, covering 7,995,862 shares of common stock reserved for issuance under our stock plans. That registration statement automatically became effective upon filing. Accordingly, shares registered under that registration statement are available for sale in the open market, subject to vesting restrictions with us that may apply to certain shares or the lock-up agreements and market standoff agreements referred to above. If a large number of these shares are sold in the public market, the sales could reduce the trading price of our common stock. See “Shares Eligible for Future Sale” included in our Prospectus for a more detailed description of sales that may occur in the future.

Management may apply our net proceeds from our IPO to uses that do not increase our market value or improve our operating results.

We intend to use our net proceeds from our IPO for general corporate purposes, including as yet undetermined amounts related to working capital and capital expenditures. Our management has considerable discretion in applying our net proceeds, and you will not have the opportunity, as part of your investment decision, to assess whether we are using our net proceeds appropriately. Until the net proceeds we received from our IPO are used, they may be placed in investments that do not produce income or that lose value. We may use our net proceeds from our IPO for purposes that do not result in any increase in our operating results, which could cause the price of our common stock to decline.

We do not currently intend to pay dividends on our common stock, and consequently, your ability to achieve a return on your investment will depend on appreciation in the price of our common stock.

We have never declared or paid any cash dividends on our common stock and do not currently intend to do so for the foreseeable future. We currently intend to invest our future earnings, if any, to fund our growth. Therefore, you are not likely to receive any dividends on your common stock for the foreseeable future, and the success of an investment in shares of our common stock will depend upon any future appreciation in their value. There is no guarantee that shares of our common stock will appreciate in value or even maintain the price at which our stockholders have purchased their shares.

Delaware law and our corporate charter and bylaws contain anti-takeover provisions that could delay or discourage takeover attempts that stockholders may consider favorable.

Provisions in our certificate of incorporation and bylaws may have the effect of delaying or preventing a change of control or changes in our management. These provisions include the following:

•	the right of the board of directors to elect a director to fill a vacancy created by the expansion of the board of directors;

•	the classification of our board of directors so that only a portion of our directors are elected each year, with each director serving a three-year term;
•	the requirement for advance notice for nominations for election to the board of directors or for proposing matters that can be acted upon at a stockholders’ meeting;
•	the ability of the board of directors to alter our bylaws without obtaining stockholder approval;
•
the ability of the board of directors to issue, without stockholder approval, up to 5,000,000 shares of preferred stock with rights set by the board of directors, which rights could be senior to those of common stock;

•	the required approval of holders of at least two-thirds of the outstanding shares of common stock to amend specified provisions of our bylaws and certificate of incorporation; and
•	the elimination of the right of stockholders to call a special meeting of stockholders and to take action by written consent.

In addition, we are governed by the provisions of Section 203 of the Delaware General Corporation Law. These provisions may prohibit or restrict large stockholders, in particular, those owning 15% or more of our outstanding voting stock, from merging or combining with us. These provisions in our certificate of incorporation and bylaws and under Delaware law could discourage potential takeover attempts and could reduce the price that investors might be willing to pay for shares of our common stock in the future and result in our market price being lower than it would without these provisions.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a)	Sale of Unregistered Securities

During the three months ended September 30, 2014, we issued an aggregate of 83,327 shares of common stock that were not registered under the Securities Act to our employees pursuant to the exercise of stock options for cash consideration with aggregate exercise proceeds of approximately $0.4 million. These issuances were undertaken in reliance upon the exemption from registration requirements available under Rule 701 of the Securities Act.

b)	Use of Proceeds from Public Offering of Common Stock

On October 2, 2014, the SEC declared our registration statement on Form S-1 (File No. 333-197116) effective for our IPO pursuant to which we registered an aggregate of 7,187,500 shares of our common stock, including 937,500 shares of common stock registered for sale by us upon the full exercise of the underwriters’ over-allotment option, at the initial public offering price of $12.00 per share. The offering commenced on October 3, 2014 and did not terminate before 7,010,724 of the securities registered in the registration statement were sold.  Goldman, Sachs & Co. and Credit Suisse Securities (USA) LLC were the lead bookrunning managers for the offering. BofA Merrill Lynch and UBS Investment Bank were joint bookrunning managers for the offering. Pacific Crest Securities LLC was acting as co-manager.

In conjunction with our IPO, we raised approximately $74.45 million in net proceeds after deduction underwriting discounts and commissions of approximately $5.85 million and other estimated issuance costs of $3.8 million, and we issued 7,010,724 shares of our common stock, including the exercise of underwriters’ option to purchase 760,724 shares of common stock at the public offering price of $12.00 per share. No payments were made by us to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates, other than payments in the ordinary course of business to officers for salaries.

As of November 12, 2014, we have repaid the entire outstanding balance under our credit facility and invested the remaining net proceeds in short-term, interest bearing obligations and money market funds. We currently intend to use the remaining net proceeds we receive from this offering primarily for general corporate purposes, including working capital, research and development activities, sales and marketing activities, general and administrative matters and capital expenditures, to fund our growth plans, although we do not otherwise currently have any specific or preliminary plans with respect to the use of proceeds for such purposes.

There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus filed with the SEC on October 3, 2014 pursuant to Rule 424(b).

Item 3. Defaults Upon Senior Securities

Not applicable

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

None

Item 6. Exhibits

See the Exhibit Index following the signature page to this Quarterly Report on Form 10-Q for a list of exhibits filed or furnished with this report, which Exhibit Index is incorporated herein by reference.

Exhibit index

Exhibit		Incorporated by reference herein
number	Description	Form	Date

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

101.INS†	XBRL Instance Document

101.SCH†	XBRL Taxonomy Schema Linkbase Document

101.CAL†	XBRL Taxonomy Calculation Linkbase Document

101.DEF†	XBRL Taxonomy Definition Linkbase Document

101.LAB†	XBRL Taxonomy Labels Linkbase Document

101.PRE†	XBRL Taxonomy Presentation Linkbase Document

†
In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Yodlee, Inc.
(Registrant)
Dated:	November 12, 2014	By:	/s/ ANIL ARORA
Anil Arora
Director, President and Chief Executive Officer
(Principal Executive Officer)

Dated:	November 12, 2014	By:	/s/ MICHAEL ARMSBY
Michael Armsby
Chief Financial Officer
(Principal Accounting and Financial Officer)