Form 10-K
period 2014-12-31
YODLEE INC
filed 2015-03-04
CIK 1161315

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________

FORM 10-K
____________________________

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-36639

Yodlee, Inc.
(Exact name of registrant as specified in its charter)

Delaware	33-0843318
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3600 Bridge Parkway, Suite 200
Redwood City, California 94065
(Address of principal executive offices and Zip Code)

(650) 980-3600
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $.001 per share	Nasdaq Global Select Market

Securities registered pursuant to Section 12(q) of the Act:

None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
☐Yes                      ☒No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
☐Yes                      ☒No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
☒Yes                      ☐No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
☒Yes                      ☐No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
☐ Large accelerated Filer     ☒Non-accelerated filer     ☐Accelerated filer     ☐ Smaller reporting company
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
☐Yes                      ☒No

As of June 30, 2014, the last day of the registrant’s most recently completed second quarter, the registrant’s common stock was not publicly traded. The registrant's common stock, $0.001 par value per share, began trading on the Nasdaq Global Select Market on October 3, 2014. As of February 27, 2015, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was approximately $268.2 million (based upon the closing sale price of the common stock on that date on the Nasdaq Global Select Market). As of February 27, 2015, the number of shares of the registrant's common stock outstanding was 29,402,327 shares.

Items 10, 11, 12, 13 and 14 of Part III incorporate information by reference from the registrant's definitive proxy statement relating to its 2015 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the registrant's fiscal year ended December 31, 2014.

Yodlee, Inc.
Form 10-K
For the Fiscal Year Ended December 31, 2014

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the federal securities laws, which statements involve substantial risks  and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. Forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to, statements about:

•
our ability to expand our relationships with existing customers, grow the number of customers and derive revenue from new offerings such as our data solutions and market research services and premium FinApps;

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

We caution you that the foregoing list may not contain all of the forward-looking statements made in this Annual Report on Form 10-K.

You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Annual Report on Form 10-K primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations and prospects. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors described in the section titled “Risk Factors” and elsewhere in this Annual Report on Form 10-K. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Annual Report on Form 10-K. We cannot assure you that the results, events and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.

The forward-looking statements made in this Annual Report on Form 10-K relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements made in this Annual Report on Form 10-K to reflect events or circumstances after the date of this Annual Report on Form 10-K or to reflect new information or the occurrence of unanticipated events, except as required by law. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make.

PART I.

Item 1.   Business

Overview

Yodlee is a leading technology and applications platform powering dynamic innovation for digital financial services in the cloud. We refer to our platform as the Yodlee Financial Cloud. Our vision is to empower lives with innovative digital financial services. Our customers include financial institutions, Internet services companies providing innovative financial solutions and third-party developers of financial applications. As of December 31, 2014, more than 800 organizations in over 15 countries use the Yodlee platform to power their consumer-facing digital offerings, and we receive subscription fees for 18.4 million of these consumers, whom we refer to as our paid users.

We serve two main customer groups, financial institutions, or FI, customers and Internet services companies providing innovative financial solutions, which we refer to as our Yodlee Interactive, or YI, customers. Yodlee provides FI customers with access to the Yodlee Financial Cloud (our platform and secure, open application programming interfaces, or APIs) and FinApps (end-user facing applications powered by our platform and APIs).  Our platform and APIs enable FI customers to receive end user-permissioned data that we aggregate, cleanse, and distribute, as well as our money movement solutions.  The FinApps powered by our platform and APIs can be subscribed to individually or in combinations that include personal financial management, wealth management, card, payments and small-medium business, or SMB, solutions.  Our YI customers are Internet services companies and third-party developers, who use our platform to develop new applications and enhance existing solutions. Our YI customers operate in a number of sub-vertical markets, including wealth management, personal financial management, small business accounting, small business lending and authentication. These customers use the Yodlee platform to build solutions that leverage our open APIs and access to a large end user base. In addition to aggregated transaction-level account data, we provide YI customers with secure access to account verification, money movement and risk assessment tools via our APIs. We play a critical role in bringing innovation from Internet services companies to financial institutions through the Yodlee Financial Cloud. For example, our YI customers use our solutions in such diverse applications as providing working capital to small businesses online; personalized financial management, planning and advisory services; ecommerce payment solutions; and online accounting systems for small businesses. We provide access to our solutions across multiple channels, including web, tablet and mobile.

Our financial institution customers encompass many of the leading financial institutions, including 9 of the 15 largest banks in the United States, which hold 84% of the total assets of the top 15 U.S. banks (based on total assets as of June 30, 2014). These institutions subscribe to the Yodlee platform to power offerings that we believe improve consumer satisfaction and enhance engagement, while capturing cross-sell and up-sell opportunities. We estimate that our current network of financial institution customers alone reaches more than 100 million end users, representing a significant opportunity to potentially grow our paid user base within existing customers. Our customers that are Internet services companies have an increasingly large and diverse base of users that also provides additional potential growth opportunities.

Financial institutions today operate in a highly fragmented, complex and regulated environment. At the same time, consumers and small businesses struggle to manage their increasingly complex finances, often across multiple online financial accounts at a variety of financial institutions, each with a different interface and login procedure. In addition, a new wave of Internet services companies is changing the way that consumers and small businesses manage their finances and transact online. As competition in the financial services industry has increased and financial institutions have concentrated resources on the sale of financial products, these institutions are seeking innovative technology solutions to improve their end users’ experience and enhance engagement, while capturing data-driven cross-sell and up-sell opportunities.

The financial services industry is undergoing a technological shift. Outdated enterprise hardware and software is being replaced by cloud-driven solutions that are easier and less expensive to implement, update and manage. Banks continue to spend heavily on IT in order to compete effectively in an increasingly competitive environment. According to a January 2015 report (“IT Spending in Banking: A North American Perspective”) published by Celent, an international financial research and consulting firm, total bank information technology spending across North America, Europe, and Asia-Pacific will grow to $196.7 billion in 2015, an increase of approximately 4.6% over 2014. Celent estimates that in 2014 U.S. and Canadian banks alone spent a total of $12.1 billion on external software, which includes purchasing costs and licensing fees associated with third-party packaged software solutions. In addition, according to a February 2015 report (“IT Spending in Banking: A Global Perspective”) also published by Celent, European banks spent $14.7 billion on external software in 2014, bringing total spend on external software by U.S., Canadian and European banks to $26.8 billion. Celent projects that this combined spending will increase to $32.9 billion in 2016. We believe as financial institutions continue to spend on technology, a growing proportion of that spending will shift from outdated internally-developed or custom-built enterprise software to cloud-based solutions. In addition to the large opportunity that we have with traditional financial institutions, we believe that we also have a significant opportunity with Internet services companies providing innovative financial solutions.

The Yodlee Financial Cloud delivers a wide variety of FinApps, and also enables our customers to develop their own applications through our open APIs, that deliver trusted and secure data, money movement solutions, and other feature functionality.  Our FinApps are targeted at the retail financial, wealth management, small business, card and other financial solutions sectors. These FinApps help consumers and small businesses simplify and manage their finances, review their financial accounts, track their spending, calculate their net worth, and perform a variety of other activities. Examples of FinApps include our Expense FinApp, which helps consumers track their spending, and a Payroll FinApp from a third party, which helps small businesses process their payroll.

We provide subscription services on a business-to-business-to-consumer, or B2B2C, basis to financial services clients, whereby our customers offer Yodlee-based solutions to their customers, whom we refer to as end users. On a business-to-business, or B2B, basis we deliver the same platform to third-party developers.

We also offer data solutions and market research services that enhance the value of our solutions to our customers and provide anonymized data derived from a massive and dynamic set of end user-permissioned transaction-level data that we gather and refine. Our platform collects a wide variety of end user data from approximately 14,000 sources and puts it in a common repository. Beyond collecting the data, our platform performs a data refining process and augments the data with additional information from a variety of other sources. We enrich the data with a proprietary twelve-step process, adding such elements as categorization and merchant identification for bank or credit card account data and investment holding identification for investment account data. With this enhanced data, we enable our customers to offer better applications and more personalized solutions to end users.

We are a big data practitioner providing our customers with data solutions and market research services that enhance the value of our solutions and anonymized data derived from a massive and dynamic set of end user-permissioned transaction-level data that we gather and refine. We believe that our brand leadership, innovative technology and intellectual property, large customer base, and unique data gathering and enrichment provide us with competitive advantages that have enabled us to generate strong growth.

Our solutions benefit our customers and their end users in a wide variety of ways. For both our FI and YI customers, providing Yodlee-powered solutions improves their end user satisfaction and retention, accelerates speed to market, creates technology savings and enhances their data solutions and market research capabilities. For our customers’ end users, our solutions provide better access to their financial information and more control over their finances, leading to more informed and personalized decision making. For our customers who are members of the developer community, our solutions provide access to critical data and payments solutions, faster speed to market and enhanced distribution.

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

We believe a large addressable market and the need for innovative digital financial services give us the opportunity to grow considerably in the near term. Our growth strategy addresses two key drivers of our business: number of paid users and revenue per paid user. As we look to grow the number of paid users on our platform, we intend to focus on increasing penetration within our existing customer base, signing new customers, and expanding internationally. We also intend to drive additional revenue per paid user by introducing new solutions like data solutions and market research services and by pursuing revenue-sharing opportunities from premium FinApps.

For the years ended December 31, 2014, 2013 and 2012, our revenues were $89.1 million, $70.2 million, and $57.8 million, respectively. In 2014, our revenue increased by 27% to $89.1 million, driven largely by an increase in subscription revenue, which grew 34% from the year ended December 31, 2013, offset by a 2% decrease in professional services and other revenue. A substantial portion of our revenues has been derived from contractually-recurring subscription revenues, and our solutions are integrated into our customers’ business processes driving strong customer retention. Our subscription revenue net retention rate, which we use as a measure of our ability to retain our customers through renewals of subscription agreements and to expand the number of our paid users, was 124%, 123% and 114% for the years ended December 31, 2014, 2013, and 2012, respectively. We generate revenues primarily from subscription fees and professional service fees. Subscription revenue has been a growing majority of our revenues and accounted for 85%, 81% and 77% of our revenue during the years ended December 31, 2014, 2013 and 2012, respectively.

Our customer agreements typically provide for an initial three-year term, and many have a majority of subscription and support revenue derived from committed minimum fees pursuant to which our customers generally commit to a minimum level of paid users. As paid users grow across our platform in excess of the guaranteed minimum level, customers are required to pay additional usage fees. As usage increases and customers are required to pay additional usage fees, over time a more significant proportion of our revenue may be derived from usage by paid users. We also generate revenue from professional services, primarily relating to the implementation and configuration of our solutions for our customers. The contractual nature of a significant proportion of our revenue, together with favorable revenue retention rates, have historically assisted us in predicting our near-term revenues and reduced the variability of our projected revenue and cash flows.

Except in 2010, we have not been profitable on an annual basis since our formation. We experienced a net loss of $7.0 million, $1.2 million and $6.5 million for the years ended December 31, 2014, 2013 and 2012, respectively. As of December 31, 2014, our accumulated deficit was $357.2 million.

Industry Background

Consumers and Small Businesses are Struggling to Effectively Manage Their Finances

The complex and fragmented nature of the financial industry makes managing finances a stressful and frustrating activity for consumers and small businesses. Having multiple accounts requires the navigation of a variety of user interfaces and management of multiple sets of logins. Maintaining this number of disparate accounts can be complex, frustrating and time consuming as consumers struggle to gain an accurate and holistic view of their personal finances and to manage financial tasks like monitoring cash balances, budgeting and paying bills. Small businesses also struggle with effectively managing basic financial tasks, such as cash flow and expense management, invoicing and payroll. These event-driven processes are fragmented, giving rise to the need for a centralized platform that can consolidate consumers’ and small businesses’ finances and make these necessary everyday tasks seamless, integrated and able to be performed across multiple channels.

Widespread improvements in consumer-facing technologies in other sectors, such as media (Apple in music, Netflix/Hulu/Vudu in video), employee benefits (Benefitfocus), local service access (OpenTable, Yelp, Uber, Angie’s List), and navigation (Google, Inrix, NavTeq), are driving user expectations for simpler and easier experiences in managing their finances. A similar opportunity to innovate exists within the digital financial services industry, enabling consumers and small businesses to simplify and more easily manage their finances.

Financial Institutions Have Challenges and Opportunities to Engage and Retain Their Customers

Historically, the banker-customer relationship was rooted in human interaction and underpinned by the importance of customer satisfaction. As competition in the industry increased, FIs began to concentrate more resources on the sale of financial products. Customers have become more likely to fulfill their financial needs with multiple FIs, shopping around for the best mortgage deal, lowest credit card interest rate, or highest savings account rate. FIs are increasingly challenged in retaining their role as a trusted advisor. As a result, FIs are seeking innovative technology solutions to enhance customer engagement while capturing cross-sell and up-sell opportunities.

As FIs compete for more of their customers’ business, customer experience and satisfaction has become increasingly important. Today, customer satisfaction is driven by the ease and functionality of digital financial services, rather than the branch banking experience. Innovators in financial services have begun to build solutions designed for the digital world that provide a superior customer experience—the use of technology to drive both a highly automated and highly personalized experience—to deepen and strengthen the relationship and engagement with their customers. Enabling deeper and better engagement in financial services demands new technology solutions that offer speed to market, security, efficiency and sophisticated data capabilities.

Emerging Internet-Based Financial Services Companies are Paving the Path of Innovation

While FIs invest heavily in new initiatives to enhance their digital capabilities, a new wave of hundreds of Internet services companies is also changing the way consumers and small businesses execute transactions and manage their finances. Offerings like eWallets, virtual currencies and Amazon Payments, and companies like LifeLock, PayPal and Xero, are driving accelerated new user adoption with a range of solutions across multiple markets geared towards simplifying financial interactions, processes, transactions and management. These entities require scalable and secure technology platforms, data and payment capabilities to continue to accelerate their rate of adoption.

Cloud-Based Platforms are Simplifying Software Delivery

Celent estimates that IT spending by banks in the United States and Canada will increase to $62.2 billion in 2015. Outdated enterprise software systems are expensive and time-consuming to deploy and to update, and traditionally have had high levels of maintenance. According to Celent, approximately 72.6% of the IT budget at U.S. and Canadian banks, or $45.2 billion in 2015 will be dedicated to maintaining legacy systems and operations (“IT Spending in Banking: A North American Perspective”, January 2015). Furthermore, outdated enterprise software deployment makes new solutions difficult to implement, dampening the pace of innovation.

The rise of cloud-based platforms is the result of rapid and significant technological improvements. Because cloud computing enables the delivery of Software-as-a-Service (SaaS), it is helping to reduce costs, increase speed to market, and enable greater levels of innovation relative to outdated enterprise software. Mission critical applications can now be delivered reliably without the purchase of costly on-premise software or hardware. Cloud-based platforms permit the development of applications without affecting the common capabilities maintained at the platform layer. Therefore, cloud-based platforms can be leveraged by multiple participants in the ecosystem, including customers and third-party developers, to create better solutions. The shared utility of cloud-based platforms permits a deeper level of vertical and functional specialization and creates an environment conducive to rapid and disruptive innovation.

Open Platforms and Application-Level Developer Ecosystems are Driving Innovation Forward

Open platform companies are changing the way innovation occurs across the economy. Enterprise cloud vendors such as salesforce.com, ServiceNow, and Concur, and companies like Amazon.com and Google provide open platforms with highly configurable application layers that are easily extendable into new application functionality by the vendors themselves, their enterprise customers, and third-party developers. Developers use these platforms as a base for rapid and more efficient delivery of innovative digital solutions and services.

As exemplified in other industries, this open platform system can result in an improved experience for the end user, developer, institutional customer and platform provider alike. Products can come to market faster, with better functionality, and these improved solutions can benefit customers, leading to heightened levels of end user demand. For the institutions utilizing these open platforms, developer community-led innovation helps to keep pace with rapidly evolving consumer expectations.

New Technology Platforms are Leveraging Big Data

In the financial services industry, data is highly fragmented and complex and often siloed at not only individual institutions but also within the various business units at a specific institution. We believe there is an opportunity to leverage this data to transform and improve existing processes and procedures around financial management, customer engagement and credit and risk management. As new technologies emerge to organize, process and access this siloed data, new business models that aggregate and syndicate intelligence are turning vast amounts of otherwise unusable information into actionable data used for superior process management and business insight.

Large Addressable Market

In an increasingly mobile and digital world, consumer expectations of financial service providers continue to rise. Consumers are evaluating these providers based in part on the functionality and user experience of their digital services. In this environment, a financial service provider’s ability to create a differentiated user experience for its customers is increasingly important in sustaining a competitive advantage, which requires innovation to help address unsolved consumer problems and an ability to bring these innovations to market quickly. Cloud-based platforms facilitate rapid discovery and implementation of new solutions and enable financial service providers to integrate new solutions more efficiently.

Against this industry backdrop, we believe we have a significant market opportunity. Celent estimates that in 2014 U.S. and Canadian banks alone spent a total of $12.1 billion on external software, which includes purchasing costs and licensing fees associated with third-party packaged software solutions (“IT Spending in Banking: A North American Perspective”, January 2015). In addition, Celent estimates that European banks spent $14.7 billion on external software in 2014, bringing the total spend on external software by U.S., Canadian and European banks to $26.8 billion. Celent projects that this combined spending will increase to $32.9 billion in 2016 (“IT Spending in Banking: A Global Perspective”, February 2015).

We also have a significant market opportunity with our YI customer base. Our Internet services customers such as Kabbage, LearnVest, PayPal and Xero have an increasingly large and diverse number of users and the need for a variety of financial solutions to support their development and delivery of innovative financial services. We believe our services have the potential to address a wide variety of additional financial and data marketing needs of our YI customers.

We believe a portion of our future growth and addressable market will also come from expansion into large and rapidly growing markets, such as data solutions examples of which are cross-selling within financial institutions and market research services, and online credit information services.

As we continue to expand our presence in the markets outlined above, the number of potential end users who use our solutions increases dramatically. Our potential end user base includes any consumer of financial services on the Internet—and this end user could be a paid user of Yodlee many times over across multiple customers and products. This multiplier effect greatly increases our addressable end user base.

Our Solution

Yodlee is a leading technology and applications platform powering dynamic innovation for digital financial services in the cloud. We refer to our platform as the Yodlee Financial Cloud. We provide subscription services on a B2B2C basis to financial services clients, whereby our customers offer solutions based on our platform to their end users. On a B2B basis we deliver an open platform to customers and third-party developers through our API’s. We also provide transaction-level data for data solutions and market research services. We serve two main customer groups or channels, FI and YI customers.

Our FI customers encompass many of the leading FIs, including 9 of the 15 largest banks in the United States, which hold 84% of the total assets of the top 15 U.S. banks (based on total assets as of June 30, 2014). We estimate that our current network of FI customers alone reaches more than 100 million end users, representing a significant opportunity to grow our paid user base within existing customers.

Our YI customers are Internet services companies providing innovative financial solutions, with an increasingly large and diverse base of users, and third-party developers. Third-party developers benefit from access to critical data and payment capabilities, our faster speed to market and enhanced distribution.

Our platform powers hundreds of FinApps created and made available by us, our customers and third-party developers. FinApps can be sold individually or in combinations and include personal financial management, wealth management, card, payments and SMB solutions. Examples of FinApps are an Expense FinApp that helps a consumer track their spending, or a Payroll FinApp from a third party that can help a small business with processing its payroll. Our open APIs enable us, our FI and YI customers and third-party developers to create new FinApps that can be made available across our broad end user base.

We also provide our customers with trusted and secure access to our platform via APIs that enable them to receive end user-permissioned transaction-level data that we aggregate and cleanse. Access to this data enables our customers to create a much more complete view of their end users’ finances, allowing them to make better informed, targeted decisions. We also offer data for data solutions and market research services that enhance the value of our solutions to our customers and provide anonymized data derived from a massive and dynamic set of end user-permissioned transaction-level data that we gather and refine. We collect this data from approximately 14,000 sources and receive over 75% of it through structured data feeds that are provided under the terms of our contracts with most of our FI customers. These structured feeds, which consist of either batch files pushed to us or real-time access, provide this critical data efficiently and at scale. Where we do not have a data feed in place, we are able to gather consumer data leveraging our proprietary information-gathering techniques.

In addition to aggregated transaction-level account data, we provide our customers with secure access to account verification, money movement and risk assessment tools via our APIs. By using our account verification solutions, customers can verify an end user’s account information, ownership and balance in real time, reducing risk for our customers when interacting with an end user’s checking account. By using our money movement solutions, end users can debit and credit consumer and small business accounts in real time or in batches, route payments between accounts or to other people and pay bills.

We have developed best-in-class security procedures and technologies that are embedded into our platform and applications and meet industry standards as well as the stringent security requirements of our largest FI customers. Our security procedures and technologies are regularly audited by independent security auditors engaged by us, and many of our prospective and current customers conduct their own audits or review the results of such independent security audits as part of their evaluation of our solutions. We are also periodically audited by regulatory agencies to which our operations or our customers are subject. Our platform is available across multiple channels, including web, tablet and mobile.

Key Benefits

Our solutions drive tangible results for our customers:

•
Enabling Innovation—The Yodlee platform enables our FI and YI customers to satisfy their mission-critical need to innovate by providing an open platform for the rapid development and deployment of their own financial applications, as well as direct access to applications developed by Yodlee and by a broad third-party developer community. Our platform provides solutions, including secure access to aggregated financial data, account verification, money movement and risk assessment tools that form the core technology allowing many of our YI customers to provide innovative financial solutions.

•
Customer Satisfaction / Retention—By deploying the Yodlee platform, our customers are able to provide features and functionality that significantly increase their end users’ engagement with their personal finances, which increases their satisfaction and reduces churn.

•
Speed to Market—Our open platform makes it easier for FIs, Internet services companies and third-party developers to create new applications on our platform that can be deployed across our customer base. Our broad network of developers enables solutions to be more rapidly distributed to our customers via our established channels. Our cloud-based platform can make new solutions easier and faster to deploy than outdated enterprise software solutions. When a customer decides to use, or add functionality from, the Yodlee platform, time to deployment can be less than three months. Implementation of internally-developed or custom-built outdated enterprise software solutions can often take multiple years.

•
Technology Savings—Our solutions often provide our customers with extensive cost savings as compared to outdated internally-developed or custom-built enterprise software solutions, without the need to purchase additional hardware or software. In addition, these solutions can be inefficient to maintain and update.  Because the Yodlee platform is cloud-based, updates can be made readily available in a cost-effective manner. For our YI customers, our solutions provide a capital-efficient means of developing their service offerings and reaching end users.

•
Enhanced Data Solutions and Market Research Capabilities—Our data aggregation platform provides an opportunity for our customers to leverage transaction-level data for data solutions and market research uses. Through the data we make available, our customers can create a much more complete view of their end users’ finances, allowing them to make better informed targeting decisions. For example, our customers may be able to engage with their end users on new investment and credit solutions. These targeting decisions create cross-sell and up-sell opportunities. In addition, our comprehensive sets of anonymized data enable various market research and trend analyses for multiple use cases.

Our solutions also provide tangible benefits for end users:

•
Better Access and Functionality—Our solutions enable customers to aggregate information into a single view of multiple accounts across several financial institutions. We provide end users with access to highly engaging personalized financial applications across multiple channels, such as web, mobile and tablet.

•
More Control—Our solutions provide end users with more control over their finances, by providing access to applications designed to make financial tasks like budgeting, saving for a goal and investing for the future easier. These applications are designed to intelligently present financial information in a way that gives end users more control in a seamless, integrated and accessible fashion.

•
Informed Personalized Decision Making—Our FinApps ecosystem, built on top of the Yodlee platform, provides end users with relevant content and applications when they need to take action or make decisions.

Our solutions also offer benefits to our customers that are members of the developer community:

•
Enhanced Distribution—We estimate that our current network of FI customers alone reaches more than 100 million end users. This provides developers with large-scale distribution opportunities for their solutions.

•	Speed to Market—Access to our unique data platform and our open, secure and trusted APIs enhances speed to market for our developers.

•	Access to Critical Data and Payments Capabilities—Our solutions provide developers with critical data and payments capabilities which allows them to focus their innovation on their unique offerings.

Competitive Strengths

Since our founding in 1999, we have built a premier and trusted brand in digital financial services. Our competitive strengths include:

Market Leadership with Customers and End Users

We have developed a leading market presence with over 800 organizations, including 9 of the 15 largest banks in the United States, which hold 84% of the total assets of the top 15 U.S. banks, (based on total assets as of June 30, 2014). These organizations include some of the largest and best known retail banks, brokerages, insurance companies, wealth management firms, private banking institutions and card companies. Our platform also enables the emergence or functionality of many innovative Internet services companies. These customer relationships and deployments have taken many years to accomplish, with complex sales cycles and integration efforts. We have 18.4 million paid users and estimate that our current network of FI customers alone reaches more than 100 million end users. We have significant opportunity to grow the number of paid users with existing customers, as well as leverage our market leadership with new customers across our platform. We believe that our ability to retain our customers through renewals of subscription agreements and expand the number of paid users of our applications and services is an indicator of the long-term value of our customer relationships.

Brand Leadership as a Secure and Trusted Partner

Over our 15-year history, we have developed and maintained a commitment to excellence in our product offerings and client engagements. Our brand is reinforced by our stable and growing customer base. A large part of the reputation we have established comes from our commitment to scalability, security, privacy and compliance throughout all of our solutions. We have developed robust security procedures and technologies that are embedded into our platform and applications and meet industry standards as well as the stringent security requirements of our largest FI customers. We employ a comprehensive program of risk-driven policies and procedures that are frequently audited by independent security auditors engaged by us to maximize effectiveness of our information security program.

Unique Big Data Gathering and Enrichment

We are a big data practitioner providing our customers with data solutions and market research services that enhance the value of our solutions and anonymized data derived from a massive and dynamic set of end user-permissioned transaction-level data that we gather and refine. Our big data activities include two key processes:

•
Data Gathering—Our platform collects a wide variety of end user-permissioned transaction-level data from approximately 14,000 sources and puts it into a common repository. Currently, over 75% of this data is collected through structured feeds from our FI customers and other FIs. These structured feeds, which consist of either batch files pushed to us or real-time access, provide this critical data efficiently and at scale. This direct data connectivity to large FIs is a significant competitive advantage for us. Where we do not have direct connections, we capture data using our proprietary information-gathering techniques. Our flexible data model allows new and incremental data sources and data elements to be added quickly and efficiently.

•
Data Enrichment—Beyond collecting data, our platform performs a data refining process and augments the data with additional information from a variety of other sources. With this enhanced data, we enable our customers to offer better applications and more personalized solutions to their end users which provide end users insights that allow them to take better control of, and better manage, their finances.

Innovative Technology and Intellectual Property

We have a history of innovation leadership. In 1999, we introduced the first financial account aggregation product to the digital financial services industry. We were the first platform to go to market with online personal financial management tools in 2006 and first to introduce an open platform for digital financial services in 2010. Recently, our innovation was recognized by the Best of Show award for our new collaborative finance mobile product, Tandem, which won at the Finovate Conference in September 2013 and at the Finovate Asia Conference in November 2013. Additionally, we were named Best of Show at FinDEVr in October 2014 for our secure APIs that connect financial apps and services with significantly accurate categorical financial data. Furthermore, we were selected as a winner from more than 50 finalists for our multi-national voice and digital financial management application at the Citi Mobile Challenge Latam in November 2014.

As of December 31, 2014, we had been granted 66 U.S. patents and had 21 U.S. patent applications pending. We also had 8 issued patents and 13 patent applications pending in foreign jurisdictions such as the European Patent Office, Canada, Australia and India. We believe our innovation leadership is a core strength that positions us for future growth.

Flexible, Scalable, Open Platform

Our solutions are built on a scalable open cloud-based technology platform that allows us to address the challenges facing FI and YI customers. Our platform was created to support the existing challenges of our customers and to evolve with them to address their future needs. We have a highly configurable platform that enables our customers to create differentiated solutions. We have open and secure APIs that leverage our data aggregation and money movement capabilities. As our business continues to grow, we expect our open APIs to continue to attract an active community of third-party developers, whose innovations will further extend our existing set of products and applications. With these tools delivered through our highly efficient Software-as-a-Service-based, or SaaS-based, model, we are able to provide our customers with valuable data and innovative services quickly and efficiently.

Access to our platform and data is predominantly through our hosted web pages and applications, and client-created applications utilizing our APIs and FinApps. This variety of access methods and usage has contributed to an increase in user logins on the Yodlee platform to over 5 million per day. We process over 27 million API calls per day, while maintaining an average API response time under 500 milliseconds.

Powerful Network Effects

The Yodlee Financial Cloud brings together FIs, Internet services companies, end users and third-party developers by providing a unified, flexible, cloud-based platform that can deliver applications and new solutions at scale with powerful network effects:

•
We estimate that our current network of FI customers alone reaches more than 100 million end users. As our platform usage grows and is exposed to more users and use cases, the system benefits from machine learning algorithms to better normalize, categorize and process high volumes of transaction-level data captured on our platform, allowing our network to become more effective, efficient and valuable to our customers.

•
As our platform has become more effective and efficient, we have attracted a broad network of third-party developers. As more developers build on our platform, the number of solutions we can offer to our FI and YI customers increases, expanding the number of end users on the platform, and further enhancing our network, accelerating the pace of innovation.

•
As our end user community grows, users are able to leverage our platform by establishing connections to other end users to form financially relevant social groups, contributing further network effects.

Growth Strategy

Our growth strategy is currently divided into two primary areas of focus: user growth and revenue per paid user growth. Key elements of our growth strategy include:

User Growth

•
Expand End User Usage with Existing Customers—We believe there are significant opportunities for growth within our existing customer base. As of December 31, 2014, our customer base has grown to more than 800 organizations using the Yodlee platform and we receive subscription fees for 18.4 million paid users. Our FI customers encompass many of the leading FIs, including 9 of the 15 largest banks in the United States, which hold 84% of the total assets of the top 15 U.S. banks (based on total assets as of June 30, 2014). We estimate that our current network of FI customers alone reaches more than 100 million end users, representing a significant potential opportunity to grow our paid user base within existing customers. We believe we can increase penetration among our existing customer base, both by increasing the adoption of our solutions in business units that we currently serve and by expanding into new business units. We intend to grow our business in the retail, financial, wealth management, small business, card and other financial solutions sectors in part by distributing FinApp solutions tailored to the needs of those sectors. We also believe distributing FinApp solutions tailored to specific sectors will enable FIs to deepen engagement across their user base and will contribute to growth.

•
Grow the Number of Customers—While our platform was used by more than 450 FIs, including many of the top FIs, and 350 Internet services companies globally as of December 31, 2014, many opportunities exist for us to target new customers. According to Bankscope by Bureau van Dijk, as of March 14, 2014, there were approximately 9,941 active banks in the U.S. and 22,409 globally. We continue to drive efforts to deploy solutions with leading global FIs while also driving penetration in smaller FIs through channel partners. We intend to employ a land and expand strategy to target these institutions with simple initial product offerings and continually grow use cases over time. In addition, we believe demand for our YI solutions will continue to grow outside our current areas of focus. Our product capabilities across our YI customers currently cover over 30 sub-verticals and these capabilities will continue to increase as our platform usage grows and is exposed to more use cases. In many of these use cases, there is considerable room for expansion of our offerings. Lastly, our emerging data solutions and market research efforts are developing new product and customer base opportunities as we expand.

•
Increase our Global Market Presence—We intend to deepen our presence in Canada, the United Kingdom, South Africa, India and Australia, and to establish a presence in select markets in Asia, Latin America, and Europe. We will continue to focus on selling to the largest banking organizations and YI customers in each region using a scalable approach to enter new markets in a cost-effective manner.

Revenue per Paid User Growth

In addition to generating revenue directly from our platform and FinApps with our FI and YI customers, we also intend to grow our revenue by providing additional data solutions and market research services and are pursuing revenue-sharing opportunities from premium FinApps developed by our developer partners.

•	Data Solutions and Market Research—We believe there is significant value inherent in our data solutions and market research services which we can realize through several different channels:

•
Data-driven cross-sell and digital marketing opportunities—The scale and breadth of our platform allow us to gather transaction-level data from user accounts in outside institutions that provides a more holistic understanding of our customers’ end users than our customers are able to compile themselves. Our data solutions and market research services can be used by our customers to enhance the efficacy of their marketing strategies, enabling them to capture cross-sell and up-sell opportunities. There is also significant value in integrating our data services into FI customer relationship management systems.

•
Market research—We have developed data products by aggregating anonymized financial transactions that occur on our platform, which will then power research and reporting products for multiple research use cases.

•	Credit and risk analytics—The end user-permissioned transaction-level data can also be used to improve real-time authentication and risk management and to enhance predictive analysis.

•
FinApps—We are pursuing opportunities to grow revenue from premium FinApps through revenue sharing with developer partners and our customers. We are engaging with a number of partners on our platform and are focusing our efforts on connecting these partners with our customers for distribution to their end users.

Products

Yodlee designs, builds, and delivers flexible solutions within the Yodlee Financial Cloud. These solutions broadly address the financial management needs of end users. Our customers deploy these products to enhance end user engagement across all digital channels.

Our platform enables FinApps that are sold individually and in the combinations described below:

•	Yodlee Industry Solutions
•
Yodlee Retail Banking—Designed for mass market consumers, including enabling them to evaluate where they spend their money, receive alerts for activities requiring their attention, budget and create savings goals.

•	Yodlee Wealth Management—Designed for affluent consumers, including providing a complete view of the consumer’s portfolio, focusing on net worth, holdings, and investments.

•
Yodlee Small Business—Designed for small business owners who have 10 or fewer employees, including enabling them to easily manage cash flows, track their business finances and transactions, and analyze expenses in one place.

•	Yodlee Product Solutions
•
Yodlee Personal Financial Management—Provides a personal financial management solution that delivers FinApps that include account aggregation, expense management, budgeting, savings goals, investment, and net worth.

•	Yodlee Money Movement
•	Yodlee BillPay—Delivers a consumer bill payment solution including FinApps allowing consumers to schedule payments to billers, view electronic bills, and make expedited or real-time bill payments.

•	Yodlee FundsTransfer—Delivers consumer account-to-account money movement allowing one-time and scheduled transfers.

•
Yodlee Risk Management—Yodlee Instant Account Verification provides our customers with important information about user accounts, such as account holder name, balance, and account number, reducing risk for our customers when interacting with an end user’s checking account and allowing consumers to verify their financial accounts in real time.

•
Yodlee Mobile Solutions—FinApps designed specifically for mobile and tablet devices and provides access to the main functionality of the Yodlee platform. We have announced our latest mobile offering, Yodlee Tandem, which is designed to help consumers manage their money across financial relationships. Combining the elements of personal finance, account aggregation, social circles, and chat/messaging, Yodlee Tandem will allow users to safely work with others on shared finances in a user-permissioned manner.

Yodlee APIs

Yodlee APIs allow Yodlee, FI and YI customers, including third-party developers, to build applications on the Yodlee platform. Our customers can use these APIs to develop proprietary applications. In addition, our customers and third-party developers can also leverage these APIs to create FinApps that are available across all digital channels including Web, tablet, and mobile. Access to Yodlee APIs is licensed to FI and YI customers based on the solutions they seek to supplement. All of the Yodlee APIs are available via traditional Simple Object Access protocols or the more modern Representational State Transfer or Java Script Object Notation formats.

Key APIs include:

•	Yodlee PersonalFinance Management and Yodlee Risk Management APIs. These APIs provide customers with access to user-permissioned financial data.

•	Yodlee MoneyMovement APIs. These APIs provide customers with access to traditional payment mechanisms through the money movement capabilities of the Yodlee platform.

Yodlee Data Solutions

We use the transaction-level data gathered and refined by the Yodlee platform to provide data solutions and market research services that enhance the value of our solutions to our customers, as well as leverage the breadth and depth of our anonymized data with new customers. Transaction data enrichment delivers robust transaction-level merchant identification capabilities coupled with simplified transaction descriptions and geolocation. This transaction data enrichment service is developed to enable FIs and Internet service companies to more effectively engage digital users with relevant information on their transactions and increase success rates on offers.

Technology, Security and Operations

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

Our SaaS platform is highly scalable. Our architecture utilizes state-of-the-art technologies, hardware and software to achieve enhanced availability, scalability and security. We have architected the system to scale horizontally allowing us to add more servers as volumes increase. The data base processing uses large servers and high performance storage arrays. This scalability is made possible by extensive use of parallel, distributed, and auto-scaling message based architectures. Our support tools, commercial and internally-developed, provide consistent and cost efficient processes across products and support functions.

Our infrastructure and applications have been designed and built to optimize this SaaS environment. Our applications, APIs, and FinApps all access the same core application layer and backend processing. We enable highly customized deployments and still maintain the efficiencies of a SaaS model. This is accomplished through a configuration architecture in our application framework. This Yodlee-developed framework allows for extensive customer-specific configuration in the user experience and the functions exposed to end users, while still maintaining a true multi-tenant SaaS operational model.

Technology

The backbone of our technology includes our data aggregation and money movement capabilities in a highly secure environment.

Yodlee Data Aggregation

Our data aggregation platform collects a wide variety of end user-permissioned transaction-level data from approximately 14,000 sources and puts it in a common repository. Over the last 15 years we have developed robust proprietary technology and processes and established relationships that allow us to curate these data sources and expand our access to new data sources. Over 75% of this data is collected through structured feeds from our FI customers and other FIs. These structured feeds, which consist of either batch files pushed to us or real-time access, provide this critical data efficiently and at scale. Where we do not have direct connections, we capture data using our proprietary information-gathering techniques.

Beyond collecting data, our data aggregation platform performs a data refining process and augments the data with additional information from a variety of other sources. We enrich the data with a proprietary twelve-step process, adding such elements as categorization and merchant identification for bank or credit card account data and investment holding identification for investment account data. As our platform usage grows and is exposed to more users and use cases, the system benefits from machine learning algorithms to better normalize, categorize and process large amounts of data, allowing our network to become more effective, efficient and valuable to our customers. With this enhanced data, including consolidated data from within our FI customers and account data regarding accounts at other FIs, we enable our customers to offer more personalized solutions to their end users, which provide end users insights that allow them to take better control of, and better manage, their finances.

Yodlee Money Movement

Our money movement solutions facilitate payment flows. Our customers can debit and credit consumer and small business accounts in real time or in batches and route payments between accounts (funds transfer), to billers (bill pay), or to other individuals (peer to peer). Designed to be run as a service, our money movement solutions allow us to operate these functionalities in the cloud and quickly adapt to new payment systems.

Our payment engine, which is a principal component of our money movement solutions, is a task-based payment processing platform that controls all payment activity across cobrands, originators, processors, and billers. Our payment engine handles multiple tasks, including payment initiation, payment routing, payment processing, Office of Foreign Assets Control checking of payee and payor, and risk and fraud detection.

Security

Yodlee Security

As a provider of financial data and digital financial management services, our security and data integrity are critical components of our platform and applications. We have developed robust security procedures and technologies that are embedded into our platform and applications and meet industry standards as well as the stringent security requirements of our largest FI customers. We employ a comprehensive program of risk-driven policies and procedures to maximize effectiveness of our information security program, including frequent external audits. In 2014, we successfully passed numerous security and operational audits conducted by our customers and independent security auditors engaged by us. Many of our current and prospective customers reviewed the results of such audits as part of their evaluation of our solutions. We are audited by U.S. regulatory agencies to whom our operations or our customers’ operations are subject. We follow industry security standards in the design and implementation of our applications, systems and network. For example, we use extensive network segmentation to separate our production, staging, development, corporate, and other platforms from each other with access controls between each zone. Other key security processes include: keystroke logging of administrative actions; file integrity monitoring; systems and network vulnerability scanning; security monitoring with event correlation; and security incident response procedures.

Operations

We physically host the Yodlee platform in five third-party data centers in the United States, Canada and India that provide secure facilities, space, power, and Internet connectivity and service all customers, both domestic and international. We also plan to host the Yodlee platform in third-party data centers in additional international locations in the future. We own or lease the hardware and own or license the software used to host our solutions. Currently the primary production data center and disaster recovery center, in the United States and the largest data centers for Yodlee, has two different third-party providers. This reduces the risk and dependencies on any single hosting provider. Similarly, we have already established relationships and services with different international data centers providers.

Our contracts with data center providers only require standard services such as floor and secure cage space, standard power density for systems, and redundant internet connectivity. We do not require managed services or any customized hosting services. Our staff can remotely manage systems and platform in all data centers and when needed our employees perform work on-site. Our platform is also certified to run on virtual machines and thus start-up and implementation of new data center capacity in the same or different hosting providers can be completed in a relatively short timeframe.

We have Service Level Agreements, or SLAs, with customers that define our operational and performance commitments, and we deploy commercial and internally-developed tools to monitor and report on SLA commitments. We run a command center 24 hours a day, 7 days a week that is responsible for monitoring our operations.

We also have formal disaster recovery programs for our internal services and our customers’ applications. We regularly test our internal disaster recovery programs and engage in annual testing with customers. In addition, our infrastructure consists of highly redundant environments. This includes redundant equipment at every layer with various configurations such as active/active and active/failover.

Research and Development

Our research and development efforts are generally focused on improving our existing and developing new data aggregation and money movement components, security infrastructure, APIs, new FinApps, data solutions and market research services and tools for third-party developers. As of December 31, 2014, we had approximately 430 employees in the research and development department in our India and U.S. offices who are dedicated to improving our existing solutions, developing new solutions that meet our customers’ needs and maintaining quality control over our solutions. Our significant presence in India provides us with direct access to a large pool of talented engineers from which we have been able to successfully recruit, hire and retain qualified personnel who help to drive our business growth.

Our research and development expenses were $23.6 million, $17.9 million and $16.2 million for the years ended December 31, 2014, 2013, and 2012, respectively.

Sales and Marketing

Our sales and business development teams are responsible for acquiring and growing our relationships with customers, channel and development partners.

Sales

We have a direct sales and pre-sales team servicing the leading global FIs. The FI sales team is divided geographically into two regional groups: North America, Europe, Middle East/Africa and Asia-Pacific. Each regional sales and pre-sales team is responsible for acquiring new FI customers. Within the North America region we further divide our direct sales and pre-sales representatives into teams that focus on specific accounts, on a named-account basis, depending on size, location, product specialization and/or brand. Our direct sales and pre-sales teams are supported by customer advocacy teams who specialize in customer account management and expansion. Together, sales, pre-sales and customer advocacy representatives are responsible for growing our customer relationships in terms of account penetration (cross-selling additional products and services into the same or additional groups within a FI) and expanding use of existing products and services (increasing usage). We also have a global channel partner sales team responsible for acquiring and supporting channel partners who target sales to FIs with fewer than $20 billion in deposits or assets under management. Additionally, we have resources that pursue our opportunities for sales of data solutions and market research services.

We have a direct sales and technical pre-sales team servicing Internet services companies and partners in each region in which we currently operate or intend to operate. This sales team is divided geographically into two regional groups: North America; and Europe, Middle East/Africa and Asia-Pacific. Each regional sales and technical pre-sales team is responsible for acquiring new customers and channel partners. From time to time, we assign specific accounts based upon sales or domain expertise. Our direct sales and technical pre-sales teams are supported by a customer success and developer relations team who specialize in customer API integration, and account management and expansion, including services to our channel partners. Together, sales, technical pre-sales, customer success and developer relations representatives are responsible for growing our direct customer and channel partner relationships in terms of account penetration and API usage.

Marketing

Our marketing efforts are focused on initiatives to drive global company, brand and solutions awareness and significant lead generation and sales acceleration across our whole business. These initiatives include educating the market about Yodlee, achieving recognition as the industry leader through awards, speaking engagements, thought leadership articles, data trends and metrics, and high profile interviews.

We are constantly refining our grassroots lead-generation approach to ensure we generate high quality sales leads that meet or exceed our pipeline goals. We employ a variety of integrated sales and marketing initiatives, including hosted demand generation webinars, sponsorship and partnership of key industry conferences, customer and developer-focused events and programs, meet-ups and hack-a-thons, and other high-profile activities designed to demonstrate thought leadership and engage new audiences in actionable and measurable ways. We employ many tools, including web and social properties, integrated creative campaigns consisting of online advertising, digital and video content marketing, direct mail, blogs, analyst relations and media relations. In addition, our marketing efforts develop consumer best practices tools, case studies, and education to drive deeper consumer activity and engagement with top customers.

Our sales and marketing expenses were $22.4 million, $15.4 million, and $13.6 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Services

Professional Services

We provide a variety of implementation services to our customers, focused on configuring the Yodlee platform to meet customer needs. Our platform is designed to be robust, yet easy to configure and personalize, to ensure an efficient implementation process. We engage with key customers on projects ranging from turnkey implementations to ongoing consulting engagements. As a part of every implementation, we provide training to our customers.

We have developed expertise and experience in integrating our solutions with our customers’ platforms throughout our history. Our professional services team, working closely with our support and operations teams, uses this expertise and experience in our efforts to ensure the end user has a positive experience with our solutions.

Support

Our customer support is provided via our software-based Yodlee CustomerCare console, phone or e-mail and is available to our FI and YI customers 24 hours a day, 7 days a week as a second level of support for issues our customers cannot resolve internally.

Yodlee customer support is provided both on an on-demand basis through our support command center, and on an ongoing basis through our Technical Account Managers. Our support command center is responsible for all urgent issues with our customers. Once an issue is identified, customer support triages the issue and assigns it to several internal teams depending upon the type of issue that is encountered. Our ongoing customer support is administered by our Technical Account Managers. Each manager is assigned to key accounts and is responsible for meeting with customers on a weekly basis to discuss the overall status of the account.

Intellectual Property

We rely on a combination of patent, trade secret, copyright and trademark laws, license agreements, confidentiality procedures and confidentiality and nondisclosure agreements to establish and protect our proprietary rights in our solutions. We generally enter into confidentiality and nondisclosure agreements with our employees, contractors, vendors and customers. We also seek to control access to and distribution of our software, documentation and other proprietary information.

As of December 31, 2014, we had been granted 66 U.S. patents and had 21 U.S. patent applications pending. Our patents expire between 2018 and 2032. We also had 8 issued patents and 13 patent applications pending in foreign jurisdictions such as the European Patent Office, Canada, Australia and India. As a pioneer in data aggregation, we have patents relating to our core aggregation engine. In addition, our patent portfolio includes patents relating to the supporting infrastructure of error reporting, error correction and auto configuration functionalities. We also have patents relating to applications of aggregation, including reporting, financial analysis, bill presentment and identity verification. We also seek patents on new and emerging technologies, such as FinApps.

We use various trademarks for our products and solutions and “Yodlee”, “Yodlee Moneycenter”, “Yodlee Personalpay”, “Paytoday”, “Payitall”, “Innovation Applied”, “Finapp” and our logo are our registered trademarks in the United States. We also have registered trademarks and pending trademark applications in foreign jurisdictions such as Australia, Canada, the EU, India, New Zealand, Hong Kong, Japan, Mexico and South Africa.

Despite our efforts to protect our intellectual property and proprietary rights, unauthorized parties may attempt to copy or obtain and use our technology to develop solutions that provide features and functionality that are similar to our solutions. Policing unauthorized use of our intellectual property and proprietary rights is difficult and expensive, and our monitoring and policing activities may not be sufficient to identify any misappropriation and protect our proprietary technology. If unauthorized use of our intellectual property and proprietary rights were to occur, it could harm our reputation and adversely affect our competitive position or operations. In addition, laws of other jurisdictions may not protect our intellectual property and proprietary rights from unauthorized use or disclosure in the same manner as the United States. If we are unable to protect our proprietary rights or if third parties independently develop or gain access to our or similar technologies, our business, revenue, reputation and competitive position could be harmed.

Customers

Our customers include financial institutions, Internet service companies providing innovative financial solutions and third-party developers of financial applications. Our platform was used by more than 450 FIs, including many of the top FIs, and 350 Internet services companies globally as of December 31, 2014. Because a portion of our business is targeted at the highly concentrated financial industry and our largest customers include 9 of the 15 largest banks in the United States (based on total assets as of June 30, 2014), a significant portion of our revenue is concentrated among a small number of these large financial institution customers. As a percentage of total revenue, revenue derived from Bank of America, N.A., a wholly-owned subsidiary of Bank of America Corporation, which beneficially owned in the aggregate 9.6% of our outstanding common stock as of December 31, 2014, individually, and from Bank of America, N.A., and our two other largest customers, as a group, was approximately 13.8% and 25.4%, respectively, during the year ended December 31, 2014 and 14.9% and 32.2%, respectively, during the year ended December 31, 2013. See Item 1A, “Risk Factors” for further discussion of risks related to customer concentration.

Backlog

See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Backlog" for information regarding our backlog.

Competition

While we do not believe any single company in the digital financial services market offers a comprehensive platform with features such as ours, the following companies offer products that compete with one or more of our solutions:

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

We believe the principal competitive factors in digital financial services include the following: reputation, cloud-based delivery model, data aggregation capability, access to data through direct connectivity to FIs, scale (size of customer base and level of user adoption), security, time to market, breadth and depth of application functionality user experience, access to third-party applications, ease of use, ease of integration, flexibility and configurability, and competitive pricing. We believe that we compete favorably with respect to all of these factors.

Government Regulation

We are subject to numerous domestic and foreign laws and regulations covering a wide variety of subject matter. New laws and regulations (or new interpretations of existing laws and regulations) may also impact our business. The costs of compliance with these laws and regulations are high and are likely to increase in the future and any failure on our part to comply with these laws may subject us to significant liabilities and other penalties. See Item 1A, “Risk Factors—We operate in a highly regulated environment, and failure by us or financial institutions and other customers through which our solutions are made available to comply with applicable laws and regulations could have an adverse effect on our business, financial position and operating results” for additional information regarding the regulations that impact our business.

Culture and Employees

Culture

Our culture and employees are fundamental to our success. Dedication to innovation is a core element of our culture. We achieve and sustain innovation by always striving to be the best in whatever we do, enabled by a focus on teamwork and an open and authentic environment. We seek to hire enthusiastic employees who will help us perpetuate our positive workplace environment. We also offer a work exchange program for many of our employees in technical roles. This program provides our employees the opportunity to work overseas with their peers and to collaborate face to face with one another on a variety of projects. We believe this program enhances opportunities for innovation, provides valuable work experience and strengthens our corporate culture. In addition, we have a leadership program to align both our company’s leaders and the organization. We believe that the company culture we have established through these programs and initiatives contributes to strong employee retention in both our U.S. and India offices.

Employees

As of December 31, 2014, we had 969 full time employees. Of that total approximately 190 were located at our corporate headquarters in Redwood City, California, and approximately 780 were located in Bangalore, India. None of our employees is represented by a labor union or covered by collective bargaining agreements. We consider our current relations with our employees to be good.

Corporate Information

We were incorporated in Delaware in February 1999 under the name Yodlee.com, Inc. and changed our name to Yodlee, Inc. in June 2001. Our principal executive offices are located at 3600 Bridge Parkway, Suite 200, Redwood City, California 94065. The phone number of our principal executive offices is (650) 980-3600, and our main corporate website is www.yodlee.com. We completed our initial public offering in October 2014 and our common stock is currently listed on the Nasdaq Global Select Market under the symbol “YDLE.”

The names “Yodlee”, “Yodlee Moneycenter”, “Yodlee Personalpay”, “Paytoday”, “Payitall”, “Innovation Applied”, “Finapp” and our logo are our trademarks. This Annual Report on Form 10-K also contains trademarks and trade names of other businesses that are the property of their respective holders. We have omitted the ® and ™ designations, as applicable, for the trademarks we name in this Annual Report on Form 10-K.

Item 1A.  Risk Factors

Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Annual Report on Form 10-K, including our consolidated financial statements and related notes, before deciding whether to purchase shares of our common stock. If any of the following risks are realized, our business, operating results and prospects could be materially and adversely affected. In that event, the price of our common stock could decline, and you could lose part or all of your investment.

Risks Related to Our Business

We have a history of losses and we may not maintain profitability in the future.

Except in 2010, we have not been profitable on an annual basis since our formation. We experienced a net loss of $7.0 million, $1.2 million and $6.5 million for the years ended December 31, 2014, 2013 and 2012, respectively. As of December 31, 2014, our accumulated deficit was $357.2 million. While our revenue has grown in recent periods, we were not profitable in the year ended December 31, 2014. Our revenue growth may not be sustainable and we may not achieve sufficient revenue to achieve and maintain profitability. We expect to make significant future expenditures related to the development and expansion of our business. In addition, as a public company, we will incur significant legal, accounting and other expenses that we did not incur as a private company. As a result of these expenditures, we will have to generate and sustain increased revenue to achieve and maintain future profitability. We may incur significant losses in the future for a number of reasons, including due to the other risks described in this Annual Report on Form 10-K, and we may encounter unforeseen expenses, difficulties, complications and delays and other unknown factors. We have encountered and will continue to encounter risks and difficulties frequently experienced by growing companies in rapidly changing industries. If we do not address these risks successfully or if our assumptions regarding these risks and difficulties are incorrect or change in reaction to changes in the market, our business could be harmed. Accordingly, we may not be able to maintain profitability and we may incur significant losses for the foreseeable future.

We derive our revenue from subscriptions to a single software platform, and any factor adversely affecting the Yodlee platform would harm our business and operating results.

We derive our revenue from subscriptions to a single software platform, and related support and professional services. As such, any factor adversely affecting subscriptions to the Yodlee platform, including those described elsewhere under “Risk Factors” or in other portions of this Annual Report on Form 10-K, would harm our business and operating results. In addition, while we intend to pursue new business initiatives, such as data solutions and market research services and revenue-sharing arrangements with third-party developers of FinApps, we cannot be sure that we will recognize significant revenue from those sources. The viability of these business opportunities depends on the continued success of the Yodlee platform, and our strategy to derive revenue from those activities would suffer if subscriptions to the Yodlee platform were adversely affected.

Revenue derived from sales to Bank of America, N.A., individually, and from Bank of America, N.A. and our two other largest customers, as a group, represented approximately 13.8% and 25.4%, respectively, of our total revenue during the year ended December 31, 2014, and we expect to continue to derive a significant portion of our revenue from a small number of customers.

The financial services industry in the United States is highly concentrated, with a small number of large financial institutions holding a majority of total assets held by all U.S. financial institutions. Because a portion of our business is targeted at this industry and our largest customers include 9 of the 15 largest banks in the United States (based on total assets as of June 30, 2014), a significant portion of our revenue is concentrated among a small number of these large financial institution customers. As a percentage of total revenue, revenue derived from Bank of America, N.A., a wholly-owned subsidiary of Bank of America Corporation, which beneficially owned in the aggregate 9.6% of our outstanding common stock as of December 31, 2014, individually, and from Bank of America, N.A., and our two other largest customers, as a group, was approximately 13.8% and 25.4%, respectively, during the year ended December 31, 2014 and 14.9% and 32.2%, respectively, during the year ended December 31, 2013. We anticipate that revenue from a small group of customers will continue to account for a significant portion of our revenue in future periods. It would be difficult to replace any of our largest customers or the revenue derived from such customers. In addition, any publicity associated with the loss of any of our largest customers could harm our reputation, making it more difficult to attract and retain other large customers, and could weaken our negotiating position with respect to our remaining and prospective customers.

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

Our solutions require certain data that we obtain from thousands of sources, including banks, other financial institutions, retail businesses and other organizations, some of which are not our current customers. As of December 31, 2014, we receive over 75% of this data through structured data feeds that are provided under the terms of our contracts with most of our financial institution, or FI, customers. Although all of the information we currently gather is end user-permissioned data and, currently, we generally have free, unrestricted access to, or ability to use, such information, one or more of our current customers could decide to limit or block our access to the data feeds we currently have in place with these customers due to factors outside of our control such as more burdensome regulation of our or our customers’ industry, increased compliance requirements or changes in business strategy. If the sources from which we obtain information that is important to our solutions limit or restrict our ability to access or use such information, we may be required to attempt to obtain the information, if at all, through end user-permissioned data scraping or other means that could be more costly and time-consuming, and less effective or efficient. In the past, a limited number of third parties, primarily airline and international sites, have either blocked our access to their websites or requested that we cease employing data scraping of their websites to gather information, and we could receive similar, additional requests in the future. Any such limitation or restriction may also preclude us from providing our solutions on a timely basis, if at all. In addition, if in the future one or more third parties challenge our right to access information from these sources, we may be required to negotiate with these sources for access to their information or to discontinue certain services currently provided by our solutions. The legal environment surrounding data scraping and similar means of obtaining access to information on third-party websites is not completely clear and is evolving, and one or more third parties could assert claims against us seeking damages or to prevent us from accessing information in that manner. In the event sources from which we obtain this information begin to charge us fees for accessing such information, we may be forced to increase the fees that we charge our customers, which could make our solutions less attractive, or our gross margins and other financial results could suffer.

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

Important factors to our future growth include continued development and marketing of financial applications to make the Yodlee platform increasingly attractive to existing customers with the need for applications or combinations of applications tailored to their specific needs. In addition, we intend to seek to derive additional revenue by providing data solutions and market research services and are pursuing revenue-sharing opportunities with third-party developers of FinApps on the Yodlee platform. Each of these initiatives has individual challenges and risks. To market and sell data solutions and market research services successfully, we must continue to enhance our capabilities relating to the enrichment of massive data sets in order to provide tailored data services that appeal to the markets that we target, as well as develop additional capabilities in data solutions. We have only recently begun to derive revenue from the sale of data solutions and market research services, and in order to increase sales we will need to expand our sales and marketing capabilities. In addition, for FinApps to appeal to existing customers, or new customers, these applications must offer the functionality and user experience that is responsive to their needs and valued by end users. Moreover, we have not derived significant revenue to date from revenue-sharing arrangements with third-party developers of FinApps on the Yodlee platform, and we cannot be sure that we will enter into a substantial number of these arrangements or that any such arrangements will be successful. We cannot be certain that any of the activities described above will contribute to substantial additional revenue from the Yodlee platform or introduce substantial new revenue streams.

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

Our revenue and operating results have fluctuated in the past and may fluctuate from period to period in the future due to a variety of factors, many of which are beyond our control. If our operating results fall below the expectations of investors or any securities analysts who follow our common stock, the trading price of our common stock could decline substantially. Factors relating to our business that may contribute to these fluctuations include the following, as well as other factors described elsewhere in this Annual Report on Form 10-K:

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

As a result of these and other factors, we believe that period-to-period comparisons of our revenue and operating results may not be meaningful and should not be relied upon as indications of our future revenue or operating performance.

We rely significantly on revenue from subscriptions, which may decline or may fluctuate based on the timing of renewals, and, because we recognize revenue from subscriptions over the term of the relevant subscription period, downturns or upturns in sales are not immediately reflected in full in our operating results.

Our subscription revenue accounted for approximately 85% and 81% of our total revenue for the year ended December 31, 2014 and 2013, respectively. Customers that purchase our subscriptions have no contractual obligation to renew their contracts after the initial contract period, which are typically three years, and we may not maintain our historical subscription renewal rates. Although customer contracts are generally non-cancellable during a specified period of time, customers typically have the right to terminate their contracts for a fee before the expiration of the entire initial contract period. New or renewal subscriptions may decline or fluctuate as a result of a number of factors, including our customers’ and end users’ level of satisfaction with our solutions and our customer support; the frequency and severity of subscription outages; the functionality and performance of our solutions; the timeliness and success of product enhancements and introductions by us and those of our competitors; the prices of our solutions; the prices of solutions offered by our competitors or reductions in our customers’ spending levels. If new or renewal subscriptions decline, our revenue or revenue growth may decline, and our business may suffer.

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

Our India operations are a key factor to our success. We believe that our significant presence in India provides certain important advantages for our business, such as direct access to a large pool of skilled professionals and assistance in growing our business internationally. However, it also creates certain risks that we must effectively manage. As of December 31, 2014, approximately 80% of our total employees were based in India. Wage costs in India for skilled professionals are currently lower than in the United States for comparably skilled professionals. However, wages in India are increasing at a faster rate than in the United States, which could result in us incurring increased costs for technical professionals and reduced margins. There is intense competition in India for skilled technical professionals, and we expect such competition to increase. As a result, we may be unable to cost-effectively retain our current employee base in India or hire additional new talent. In addition, India has experienced significant inflation, low growth in gross domestic product and shortages of foreign exchange. India also has experienced civil unrest and terrorism and, in the past, has been involved in conflicts with neighboring countries. The occurrence of any of these circumstances could result in disruptions to our India operations, which, if continued for an extended period of time, could have a material adverse effect on our business. If we are unable to effectively manage any of the foregoing risks related to our India operations, our development efforts could be impaired, our growth could be slowed, and our operating results could be negatively impacted.

As a global organization, our business is susceptible to risks associated with our international operations and sales.

We currently maintain international operations in India, the United Kingdom, Canada and Australia, lease space in other jurisdictions outside of the United States for the purpose of gathering data, and have customers located around the globe. Managing a global organization and conducting sales outside of the United States is difficult and time-consuming and introduces risks that we may not face with our operations and sales in the United States. These risks include:

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

We rely on a combination of patent, copyright, service mark, trademark and trade secret laws, as well as confidentiality procedures and contractual restrictions, to establish and protect our proprietary rights, all of which provide only limited protection. As of December 31, 2014, we had 66 issued U.S. patents, 21 pending U.S. patent applications, 8 issued patents in foreign jurisdictions and 13 pending patent applications in foreign jurisdictions. Some of these patents relate to technology that is included in our data aggregation platform and expire beginning in 2018. Any owned patents or patents that may issue in the future from pending or future patent applications may not provide sufficiently broad protection, may be invalidated or circumscribed or may not prove to be enforceable in actions against alleged infringers. In addition, recent changes to the patent laws in the United States may bring into question the validity of certain categories of software patents. As a result, we may not be able to obtain adequate patent protection for our software or effectively enforce any patents that issue in the future that cover our software. Also, we cannot assure you that any future service mark or trademark registrations will be issued for pending or future applications or that any registered service marks or trademarks will be enforceable or provide adequate protection of our proprietary rights. Furthermore, effective patent, trademark, service mark, copyright and trade secret protection may not be available in every country in which our services are available. Unauthorized copying or other misappropriation of our proprietary technologies could enable third parties to benefit from our technologies without paying us for doing so, which could harm our business.

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

Policing the unauthorized use of proprietary technology is difficult and expensive and our monitoring and policing activities may not be sufficient to identify any misappropriation and protect our proprietary technology. In addition, third parties may knowingly or unknowingly infringe our patents, trademarks and other intellectual property rights, and litigation may be necessary to protect and enforce our intellectual property rights. If litigation is necessary to protect and enforce our intellectual property rights, any such litigation could be very costly, could divert management attention and resources and may not be successful, even when our rights have been infringed. For example, on December 2, 2014, we filed a complaint in the United States District Court for the District of Delaware alleging that Plaid Technologies Inc. (“Plaid”) has and is continuing to infringe on seven of our U.S. patents.  The complaint seeks unspecified monetary damages, enhanced damages, interest, fees, expenses, costs and injunctive relief against Plaid.  It is too early to predict the outcome of these legal proceedings or whether an adverse result would have a material adverse impact on our operations or financial position. For additional information concerning the lawsuit, see Item 3, “Legal Proceedings” in this Annual Report on Form 10-K.

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

Assertions by a third party that we are infringing on its intellectual property, whether successful or not, could subject us to costly and time-consuming litigation, expensive licenses or substantial indemnity obligations and may prevent us from selling our products and services.

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

We have increased our number of full-time employees to 969 at December 31, 2014 from 747 at December 31, 2013 and have increased our revenue to $89.1 million in the year ended December 31, 2014 from $70.2 million in the year ended December 31, 2013. Our recent growth and expansion has placed, and our anticipated growth may continue to place, a significant strain on our managerial, administrative, operational, financial and other resources. We intend to continue to expand our overall business, customer base, headcount and operations. Expansion creates new and increased management and training responsibilities for our employees. In addition, continued growth increases the challenges involved in:

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

As of December 31, 2014, we had federal and state net operating loss carryforwards of approximately $162.0 million and $90.1 million, respectively. If not utilized, these federal and state net operating loss carryforwards will begin to expire in 2019 and 2015, respectively.

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

Risks Related to Ownership of Our Common Stock

The regulatory compliance requirements of being a public company subject us to increased costs, and our management has limited experience managing a public company.

As a public company, we incur significant legal, accounting and other expenses that we did not incur as a private company. The individuals who constitute our management team have limited experience managing a publicly-traded company, and limited experience complying with the increasingly complex and changing laws pertaining to public companies. Our management team and other personnel must now devote a substantial amount of time to new compliance initiatives, and we may not successfully or efficiently manage our continuing transition into a public company. We expect rules and regulations such as the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, the Dodd-Frank Act, and the rules and regulations of our stock exchange to increase our legal and finance compliance costs and to make some activities more time-consuming and costly.

The Securities Exchange Act of 1934, as amended, requires, among other things, that we file annual, quarterly and current reports with respect to our business and operating results. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. We are continuing the costly process of implementing and testing our systems to report our results as a public company, to continue to manage our growth and to implement internal controls. We are required to implement and maintain various other control and business systems related to our equity, finance, treasury, information technology, other recordkeeping systems and other operations. As a result of this implementation and maintenance, management’s attention may be diverted from other business concerns, which could adversely affect our business. Furthermore, we rely on third-party software and system providers for ensuring our reporting obligations and effective internal controls, and to the extent these third parties fail to provide adequate service including as a result of any inability to scale to handle our growth and the imposition of these increased reporting and internal controls and procedures, we could incur material costs for upgrading or switching systems and our business could be materially affected.

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

Our share price has been and may continue to be volatile and you may be unable to sell your shares at or above your purchase price.

Technology stocks have historically experienced high levels of volatility. The trading price of our common stock has been and is likely to continue to be highly volatile and subject to wide fluctuations in response to various factors, some of which are beyond our control and may not be related to our operating performance. Since shares of our common stock were sold in our IPO in October 2014 at a price of $12.00 per share, the reported high and low sales prices of our common stock have ranged from $11.36 to $17.97 through December 31, 2014. Factors that may cause the market price of our common stock to fluctuate include:

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

A majority of our directors are affiliated with management or our principal stockholders. In addition, our directors and executive officers and holders of more than five percent of our outstanding shares of common stock (on an as-converted basis) beneficially owned, in the aggregate, approximately 66% of our outstanding capital stock as of December 31, 2014. As a result, acting together, this group has the ability to exercise significant control over most matters requiring our stockholders’ approval, including the election and removal of directors and significant corporate transactions. The interests of this group may differ from those of other stockholders and they may vote their shares in a way that is contrary to the way other stockholders vote their shares.

Substantial future sales of our common stock in the public market could cause our stock price to fall.

Additional sales of our common stock in the public market, or the perception that these sales could occur, could cause the market price of our common stock to decline. As of December 31, 2014, we had 29,263,852 shares of common stock outstanding, which includes the conversion of convertible preferred stock into our common stock. In October 2014, we sold an aggregate of 7,010,724 common shares in our IPO (including 760,724 common shares sold in connection with the underwriters’ exercise of their over-allotment option). All shares sold in our IPO are freely tradable (except for shares purchased by affiliates) and the remaining 22,253,128 shares of common stock outstanding as of December 31, 2014 may be sold after April 1, 2015 when the lock-up agreements and market standoff agreements expire 180 days after the date of our IPO (subject in some cases to volume limitations). In addition, as of December 31, 2014, there were outstanding options and RSUs equivalent to 5,957,555 shares of our common stock that, if exercised, will result in these additional shares becoming available for sale upon expiration of lock-up agreements and market standoff agreements. If a substantial number of these shares are sold, the market price of our common stock could be significantly reduced. Moreover, some holders of shares of common stock have rights, subject to some conditions, to require us to file registration statements covering the shares they currently hold, or to include these shares in registration statements that we might file for ourselves or other stockholders.

We filed a registration statement to register 7,953,661 shares of common stock reserved for issuance under our stock plans. If a large number of these shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

Management may apply the net proceeds from our IPO to uses that do not increase our market value or improve our operating results.

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

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

We currently lease approximately 36,000 square feet of space for our corporate headquarters located at 3600 Bridge Parkway, Redwood City, California under a lease agreement that expires in March 2022. As part of the amendment to our lease entered into on October 28, 2014, we have agreed to the expansion of the premises covered under the Lease by approximately 12,000 square feet of office space effective no later than April 1, 2017. We will occupy temporary space beginning no later than April 1, 2015 until construction of the expanded office spaces is complete.

We also lease approximately 84,000 square feet of space for our Bangalore, India office under three lease agreements that expire between April and May 2017. These offices are used for administrative, marketing, support and development operations. In connection with our sales efforts, we also lease office space in London, England. We believe that our current facilities are sufficient for our current needs.

We intend to add new facilities or expand existing facilities as we add staff or expand our geographic markets, and we believe that suitable additional space will be available as needed to accommodate any such expansion of our organization. We believe our facilities are sufficient for our current needs. See Note 7, “Commitments and Contingencies,” in the Notes to the Consolidated Financial Statements for more information about our lease commitments.

Item 3.  Legal Proceedings

We may, from time to time, be subject to legal proceedings and claims arising from the normal course of business activities, and an unfavorable resolution of any of these matters could materially affect our future business, results of operations, financial condition or cash flows. For a description of our material pending legal proceedings, see Note 7 – “Commitments and Contingencies - Legal Matters” of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K, which is incorporated herein by reference.

On December 2, 2014, we filed a complaint in the United States District Court for the District of Delaware alleging that Plaid Technologies Inc. (“Plaid”) has and is continuing to infringe on seven of our U.S. patents.  The complaint seeks unspecified monetary damages, enhanced damages, interest, fees, expenses, costs and injunctive relief against Plaid.  On January 23, 2015, in lieu of filing an answer to the complaint, Plaid filed a motion to dismiss, alleging that our patents do not claim patent eligible subject matter.  We filed our answering brief to the motion to dismiss on February 20, 2015.  At the outset of the litigation, the judge presiding over the litigation referred certain matters to be handled by the assigned magistrate judge, including discovery, case scheduling, and any motions to dismiss.  Under the applicable procedural rules, the magistrate judge will issue a report and recommendation regarding Plaid’s motion to dismiss.  Either party may then file objections to the report,  and those objections will be reviewed by the judge presiding over the litigation. it is too early to predict the outcome of these legal proceedings or whether an adverse result would have a material adverse impact on our operations or financial position. See Item 1A, “Risk Factors” for further discussion of risks related to intellectual property protection.

Item 4.  Mine Safety Disclosures

Not applicable.

PART II.

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock began trading publicly on the Nasdaq Global Select Market under the symbol "YDLE" on October 3, 2014. Prior to that time, there was no public market for our common stock. The following table sets forth for the indicated periods the high and low closing sales prices of our common stock as reported by the Nasdaq Global Select Market:

	Stock Price
	High	Low
Fiscal Year Ended December 31, 2014
Fourth Quarter (beginning October 3, 2014)	$15.34	$11.50

Holders of Record

As of February 27, 2015, there were 370 registered stockholders of record of our common stock. Because many of our shares of common stock are held by brokers or other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by the record holders.

Dividend

We have never declared or paid cash dividends on our common stock. We currently intend to retain all available funds and any future earnings for use in the operation of our business and do not anticipate paying any dividends on our common stock in the foreseeable future. Any future determination to declare dividends will be made at the discretion of our board of directors and will depend on our financial condition, operating results, capital requirements, general business conditions and other factors that our board of directors may deem relevant.

Issuer Purchases of Equity Securities

During the quarter and year ended December 31, 2014, we did not purchase any of our equity securities that are registered under Section 12(b) of the Exchange Act.

Securities Authorized for Issuance under Equity Compensation Plans

See Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for information regarding securities authorized for issuance.

Stock Performance Graph

This performance graph shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the Exchange Act), or incorporated by reference into any filing of Yodlee, Inc. under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

This chart compares the cumulative total return on our common stock with that of the S&P 500 Index and the S&P Information Technology Index from October 3, 2014 (the date our common stock commenced trading on the Nasdaq Global Select Market) through December 31, 2014. The chart assumes $100 was invested at the close of market on October 3, 2014, in each of the common stock of Yodlee, Inc., the S&P 500 Index and the S&P Information Technology Index, and assumes the reinvestment of any dividends. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

Sale of Unregistered Securities

During the year ended December 31, 2014, we issued an aggregate of 353,029 shares of common stock that were not registered under the Securities Act to our employees pursuant to the exercise of stock options for cash consideration with aggregate exercise proceeds of approximately $1.4 million. These issuances were undertaken in reliance upon the exemption from registration requirements available under Rule 701 of the Securities Act.

Use of Proceeds

On October 2, 2014, the SEC declared our registration statement on Form S-1 (File No. 333-197116) effective for our IPO pursuant to which we registered an aggregate of 7,187,500 shares of our common stock, including 937,500 shares of common stock registered for sale by us upon the exercise of the underwriters’ over-allotment option, at the initial public offering price of $12.00 per share. The offering commenced on October 3, 2014 and did not terminate before 7,010,724 of the securities registered in the registration statement were sold.  Goldman, Sachs & Co. and Credit Suisse Securities (USA) LLC were the lead bookrunning managers for the offering. BofA Merrill Lynch and UBS Investment Bank were joint bookrunning managers for the offering. Pacific Crest Securities LLC was acting as co-manager.

In conjunction with our IPO, we raised approximately $74.4 million in net proceeds after deducting underwriting discounts and commissions of $5.9 million, and other estimated issuance costs of $3.9 million. Net proceeds included $8.5 million received from the exercise of underwriters’ option to purchase shares upon completion of the IPO. We issued 7,010,724 shares of our common stock, including the exercise of underwriters’ option to purchase 760,724 shares of common stock at the public offering price of $12.00 per share. No payments were made by us to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates, other than payments in the ordinary course of business to officers for salaries.

As of December 31, 2014, we have repaid the entire outstanding balance under our credit facility and invested the remaining net proceeds in short-term, interest bearing obligations and money market funds. We currently intend to use the remaining net proceeds we receive from this offering primarily for general corporate purposes, including working capital, research and development activities, sales and marketing activities, general and administrative matters and capital expenditures, to fund our growth plans, although we do not otherwise currently have any specific or preliminary plans with respect to the use of proceeds for such purposes.

There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus filed with the SEC on October 3, 2014 pursuant to Rule 424(b).

Item 6.  Selected Financial Data

We derived the selected statement of operations data for the years ended December 31, 2014, 2013 and 2012 and the selected balance sheet data as of December 31, 2014 and 2013 from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. We derived the selected statement of operations data for the year ended December 31, 2011 and 2010 and the selected balance sheet data as of December 31, 2012, 2011 and 2010 from our audited consolidated financial statements that are not included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results that may be expected in the future.

The selected consolidated financial data below should be read together with the consolidated financial statements including the related notes thereto, and "Part II—Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2014	2013	2012	2011	2010
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenue:
Subscription	$76,005	$56,838	$44,336	$37,029	$30,746
Professional services and other	13,076	13,322	13,458	17,400	15,593
Total revenue	89,081	70,160	57,794	54,429	46,339
Cost of revenue(1):
Subscription	25,511	19,139	17,177	17,325	16,022
Professional services and other	9,704	7,693	7,594	9,537	8,006
Total cost of revenue	35,215	26,832	24,771	26,862	24,028
Gross profit	53,866	43,328	33,023	27,567	22,311
Operating expenses(1):
Research and development	23,601	17,948	16,193	16,768	14,742
Sales and marketing	22,377	15,418	13,638	12,911	9,885
General and administrative	13,321	9,386	8,852	9,793	8,382
Total operating expenses	59,299	42,752	38,683	39,472	33,009
Operating income (loss) from continuing operations	(5,433)	576	(5,660)	(11,905)	(10,698)
Other income (expense), net	261	(318)	230	(917)	(342)
Income (loss) from continuing operations before provision for (benefit from) income taxes	(5,172)	258	(5,430)	(12,822)	(11,040)
Provision for (benefit from) income taxes	1,803	1,439	1,091	(3,736)	(4,848)
Net loss from continuing operations	(6,975)	(1,181)	(6,521)	(9,086)	(6,192)
Income from discontinued operations	-	-	-	6,999	8,260
Net income (loss)	$(6,975)	$(1,181)	$(6,521)	$(2,087)	$2,068

Basic and diluted net income (loss) per share attributable to common stockholders(2)
Net loss from continuing operations	$(0.54)	$(0.16)	$(0.98)	$(1.54)	$(1.09)
Income from discontinued operations	-	-	-	1.19	1.46
Net income (loss)	$(0.54)	$(0.16)	$(0.98)	$(0.35)	$0.37
Weighted average shares used to compute net loss per share attributable to common stockholders - basic and diluted(2)	12,802	7,263	6,649	5,888	5,657

(1)	Costs and expenses include stock-based compensation expense as follows:

	Year Ended December 31,
	2014	2013	2012	2011	2010
	(in thousands)
Cost of revenue - subscription	$931	$201	$170	$163	$194
Cost of revenue - professional services and other	562	107	119	112	146
Research and development	1,159	243	236	266	290
Sales and marketing	1,586	302	242	302	263
General and administrative	2,897	658	588	524	443
Total stock-based compensation	$7,135	$1,511	$1,355	$1,367	$1,336

(2)
See Note 9 to our audited consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K for an explanation of the calculations of our net loss per share attributable to common stockholders for the years ended December 31, 2014, 2013 and 2012.

	As of December 31,
	2014	2013	2012	2011	2010
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$73,520	$8,134	$7,963	$8,763	$10,885
Working capital (deficit)	70,295	213	(1,710)	(7,939)	(11,789)
Property and equipment, net	9,481	6,297	4,335	3,580	3,753
Total assets	107,544	34,460	30,399	28,840	43,978
Deferred revenue	7,252	7,984	7,464	11,503	28,419
Total bank borrowings and capital lease obligations	2,396	7,763	7,955	9,195	5,303
Convertible preferred stock warrant liabilities	-	760	505	554	608
Convertible preferred stock	-	102,224	102,211	92,268	92,207
Total stockholders' equity (deficit)	80,077	(98,079)	(99,074)	(97,878)	(96,884)

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Yodlee is a leading technology and applications platform powering dynamic innovation for digital financial services in the cloud. We refer to our platform as the Yodlee Financial Cloud. Our customers include financial institutions, Internet service companies providing innovative financial solutions and third-party developers of financial applications. As of December 31, 2014, more than 800 organizations in over 15 countries use the Yodlee platform to power their consumer-facing digital offerings, and we receive subscription fees for 18.4 million of these consumers, whom we refer to as our paid users.

Our financial institution customers subscribe to the Yodlee platform to power offerings that improve consumer satisfaction and enhance engagement, while capturing cross-sell and up-sell opportunities. We estimate that our current network of financial institution customers alone reaches more than 100 million end users as of December 31, 2014, representing a significant opportunity to grow our paid user base within existing customers. Our customers that are Internet service companies have an increasingly large and diverse base of users that also provides additional growth opportunities.

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

We introduced our financial account aggregation product to the digital financial services industry in 1999. In 2006, we introduced online personal financial management tools. With the introduction of our open platform for digital financial services in 2010, we created an ecosystem that enables us, our customers and third-party developers to create new financial applications which can be made available across a broad base of end users. In 2013, we expanded our platform to offer these financial applications, to our customers, individually or in combinations. In addition, in 2012, we began to broadly market and sell end user-permissioned anonymized data solutions and market research services.

We derive revenue primarily from subscription fees and professional service fees. We sell subscriptions to the Yodlee platform to financial institutions, or FI, customers, and to Internet services companies providing innovative financial solutions, which we refer to as our Yodlee Interactive, or YI, customers. Subscription revenue includes both contractual minimum payments and usage-based fees and is driven primarily by the number of customers, including new customers as well as customers who renew their existing subscription contracts, and the number of paid users. Subscription revenue accounted for 85%, 81% and 77% of our revenue during the years ended December 31, 2014, 2013 and 2012, respectively. We also derive revenue from professional services primarily relating to the implementation and configuration of our solutions for our customers. Professional services and other revenue accounted for 15%, 19% and 23% of our revenue during the years ended December 31, 2014, 2013 and 2012, respectively. As more of our revenue is derived from our YI customers, we anticipate that professional services and other revenue will continue to decline over time as a percentage of our total revenue. For each of the years ended December 31, 2014, 2013 and 2012, the substantial majority of our subscription revenue was derived from subscriptions that provide for an initial three-year term, and a majority of subscription revenue was derived from committed minimums. As usage increases and customers are required to pay additional usage fees calculated on a per-paid-user basis, we expect that a more significant portion of our revenue over time may be derived from usage by paid users as compared to revenue derived from contractual minimum payments.

A substantial proportion of our revenue has been derived from a limited number of large FI customers. For example, revenue from our three largest customers for the years ended December 31, 2014, 2013 and 2012, aggregated 25%, 32% and 31% of total revenue, respectively, during those periods. Eight of our ten largest customers for the year ended December 31, 2014 have been our customers for five or more years. We anticipate that revenue from a small group of customers will continue to account for a significant proportion of our revenue in the near term. The continued growth of our business partially depends on our ability to maintain our customer relationships, renew subscriptions from our current customers and generate additional paid users and sources of revenue from existing customers. As we seek to engage additional FI and YI customers, we expect that our revenue will diversify over time. The continued growth of our business partially depends on our ability to secure new subscriptions and deployments of the Yodlee platform by new customers.

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

The substantial majority of our revenue is derived from our customers in the United States. We believe the markets outside of the United States offer an opportunity for growth, and we intend to continue to pursue expansion in international markets. Revenue outside of the United States represented approximately 14% of total revenue in the years ended December 31, 2014, 2013 and, 2012.

Factors Affecting our Future Performance

We believe that our future success will be dependent on many factors, including our ability to expand our relationships with existing customers, grow the number of customers and derive revenue from new offerings such as our data solutions and market research services and premium FinApps. While these areas present significant opportunity, they also present risks that we must manage to ensure successful results. See “Risk Factors” included in Item 1A of this Annual Report on Form 10-K for more information on the risks relating to our customers and product offerings.

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

Growth of Data Solutions and Market Research Services

We have commenced deriving revenue by providing data solutions and market research services. We believe there are significant opportunities to increase our revenue and average revenue per paid user by providing these services to our existing customers and to new customers for such uses as market analytics, credit and risk analytics and other use cases. In the year ended December 31, 2014, revenue derived from data solutions and marketing research services was a key factor in the increase of average revenue per paid user we realized. We anticipate that revenue from data solutions and marketing research service will continue to be an important factor in our future financial results. Our future growth and profitability will also be affected by our ability to generate higher average revenue per paid user through revenue-sharing arrangements with partners who develop premium FinApps. An API set built for FIs to speed internal innovation, enterprise API is designed to allow FIs to offer the same types of developer tools and integration capabilities previously only available to tech focused innovators. This is a product designed to allow the FIs to level the playing field against the Internet service companies currently disrupting the traditional models.

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

	Year Ended December, 31
	2014	2013	2012
Adjusted EBITDA	$5,468	$4,772	$(1,915)

	As of December 31,
	2014	2013	2012
Paid users (in thousands)	18,354	14,295	10,671
Average revenue per paid user	$4.60	$4.52	$4.38
Subscription and support revenue net retention rate	124%	123%	114%

Adjusted EBITDA

We define adjusted EBITDA as net loss before income from discontinued operations; provision for (benefit from) income taxes; other (income) expense, net; depreciation and amortization; and stock-based compensation expense. We believe adjusted EBITDA provides investors and other users of our financial information consistency and comparability with our past financial performance and facilitates period-to-period comparisons of operations. We believe adjusted EBITDA is useful in evaluating our operating performance compared to that of other companies in our industry, as this metric generally eliminates the effects of certain items that may vary for different companies for reasons unrelated to overall operating performance. We use adjusted EBITDA in conjunction with traditional GAAP measures as part of our overall assessment of our performance, including the preparation of our annual operating budget and quarterly forecasts, to evaluate the effectiveness of our business strategies and to communicate with our board of directors concerning our financial performance.

Adjusted EBITDA increased to $5.5 million in the year ended December 31, 2014 from $4.8 million in the year ended December 31, 2013 and from $(1.9) million in the year ended December 31, 2012.  The increase in adjusted EBITDA from 2013 to 2014 was primarily due to an increase in revenue from both existing and new customers. The increase in adjusted EBITDA from 2012 to 2013 was primarily due to the reduction in our net losses in the periods.

Adjusted EBITDA should not be considered as a substitute for other measures of financial performance reported in accordance with GAAP. We understand that, although adjusted EBITDA is frequently used by investors and securities analysts in their evaluations of companies, adjusted EBITDA has limitations as an analytical tool, including: depreciation and amortization are non-cash charges, and the assets being depreciated or amortized will often have to be replaced in the future; adjusted EBITDA does not reflect any cash requirements for these replacements; adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs or contractual commitments; adjusted EBITDA does not reflect cash requirements for income taxes and the cash impact of other income or expense; and other companies may calculate adjusted EBITDA differently than we do. We compensate for the inherent limitations associated with using adjusted EBITDA through disclosure of these limitations, presentation of our financial statements in accordance with GAAP and reconciliation of adjusted EBITDA to the most directly comparable GAAP measure, net loss. The table below provides a reconciliation of net loss to adjusted EBITDA:

	Year Ended December 31,
	2014	2013	2012
Net loss	$(6,975)	$(1,181)	$(6,521)
Provision for income taxes	1,803	1,439	1,091
Other expense (income), net	(261)	318	(230)
Depreciation and amortization	3,766	2,685	2,390
Stock-based compensation	7,135	1,511	1,355
Adjusted EBITDA	$5,468	$4,772	$(1,915)

Paid Users

A paid user is defined as a user of an application or service provided to our customer using the Yodlee platform whose status corresponds to a billable activity under the associated customer contract. We believe that our ability to increase the number of paid users is an indicator of our market penetration, the growth of our business, and our potential future business opportunities.

Paid users increased to 18.4 million as of December 31, 2014 from 14.3 million as of December 31, 2013, and 10.7 million as of December 31, 2012, as a result of an increase in our number of customers as well as expansion of user base within certain existing customers.

Average Revenue Per Paid User

Average revenue per paid user is defined as of any point in time as the trailing twelve-month subscription revenue divided by the average number of paid users over the same time period. For a given contract, as the number of paid users increases, our usage fee per paid user generally decreases due to volume-tiered pricing. However, at the same time, our cost of subscription revenue has declined more rapidly on a per user basis, which has contributed to increases in our gross margins. Our ability to maintain average revenue per paid user during the last year is an indicator of our success in developing and monetizing expanding use cases for the Yodlee platform, including data solutions and market research services. In order to support average revenue per paid user, we intend to continue to develop additional applications and services, including data services and premium FinApps.

Average revenue per paid user increased to $4.60 as of December 31, 2014 from $4.52 as of December 31, 2013, due to revenue derived from data solutions and market research services. This increase more than offset the decrease in per user fees resulting from volume-tiered pricing under our customer contracts.

Average revenue per paid user increased to $4.52 as of December 31, 2013 from $4.38 as of December 31, 2012, due to data solutions and market research services. This increase more than offset the decrease in per user fees resulting from volume-tiered pricing under our customer contracts. Our subscription gross margin further increased by an additional 5 percentage points to 66% for the year ended December 31, 2013 primarily due to additional economies of scale realized on higher revenue and higher average revenue per paid user.

Subscription Revenue Net Retention Rate

We believe that our ability to retain our customers through renewals of subscription agreements and expand the number of paid users of our applications and services is an indicator of the stability of our recurring revenue base and the long-term value of our customer relationships. We calculate our subscription revenue net retention rate for a particular period by dividing subscription revenue for the four most recent quarters by the subscription revenue for the corresponding quarters in the preceding year for those customers for which subscription revenue was recognized in the corresponding quarters of the preceding year. This calculation includes the impact on our revenue from customer non-renewals and attrition, deployments of additional services or discontinued use of services by our customers, price changes for our services and increases or decreases in the number of paid users.

Our subscription revenue net retention rate increased to 124% for the year ended December 31, 2014 from 123% for the year ended December 31, 2013 and 114% for the year ended December 31, 2012, primarily as a result of increased revenues from our existing customer base and, in particular, the increased maturity of our YI customer base. We expect our subscription revenue net retention rate to fluctuate from period to period based on renewals by, and the extent of additional deployments within, our existing customers.

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

Consolidated Results of Operations

The following table summarizes our consolidated results of operations for the years ended December 31, 2014, 2013 and 2012. Our historical results are not necessarily indicative of the results that may be expected in the future.

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Consolidated Statements of Operations Data:
Revenue:
Subscription	$76,005	$56,838	$44,336
Professional services and other	13,076	13,322	13,458
Total revenue	89,081	70,160	57,794
Cost of revenue:
Subscription	25,511	19,139	17,177
Professional services and other	9,704	7,693	7,594
Total cost of revenue	35,215	26,832	24,771
Gross profit	53,866	43,328	33,023
Operating expenses:
Research and development	23,601	17,948	16,193
Sales and marketing	22,377	15,418	13,638
General and administrative	13,321	9,386	8,852
Total operating expenses	59,299	42,752	38,683
Operating income (loss)	(5,433)	576	(5,660)
Other income (expense), net	261	(318)	230
Income (loss) before provision for income taxes	(5,172)	258	(5,430)
Provision for income taxes	1,803	1,439	1,091
Net loss	$(6,975)	$(1,181)	$(6,521)

The following tables summarize our consolidated results of operations as a percentage of total revenue for the years ended December 31, 2014, 2013 and 2012:

	Year Ended December 31,
	2014	2013	2012
	(as a percentage of total revenue)
Revenue:
Subscription	85%	81%	77%
Professional services and other	15	19	23
Total revenue	100	100	100
Cost of revenue:
Subscription	29	27	30
Professional services and other	11	11	13
Total cost of revenue	40	38	43
Gross profit	60	62	57
Operating expenses:
Research and development	26	26	28
Sales and marketing	25	22	24
General and administrative	15	13	15
Total operating expenses	66	61	67
Operating income (loss)	(6)	1	(10)
Other income (expense), net	-	(1)	1
Income (loss) before provision for income taxes	(6)	-	(9)
Provision for income taxes	2	2	2
Net loss	(8%)	(2%)	(11%)

Revenue

	Year Ended December 31,			2013 to 2014	2012 to 2013
	2014	2013	2012	% Change	% Change
	(in thousands)
Revenue:
Subscription	$76,005	$56,838	$44,336	34%	28%
Professional services and other	13,076	13,322	13,458	(2%)	(1%)
Total revenue	$89,081	$70,160	$57,794	27%	21%

2014 compared to 2013. Total revenue increased $18.9 million, or 27%, for the year ended December 31, 2014, compared to the same period in 2013.

The increase in subscription revenue of $19.2 million, or 34%, was due primarily to increases in our paid users and average revenue per user. Paid users increased to 18.4 million as of December 31, 2014 from 14.3 million as of December 31, 2013. Average revenue per paid user increased to $4.60 for the year ended December 31, 2014 from $4.52 for the year ended December 31, 2013 as a result of revenue from data solutions and marketing research services. There was a marginal decrease in professional services and other revenue of $0.2 million, or 2%.

2013 compared to 2012.    Total revenue increased $12.4 million, or 21%, from 2012 to 2013.

The increase in subscription revenue of $12.5 million, or 28%, was due primarily to an increase in our paid users to 14.3 million as of December 31, 2013 from 10.7 million as of December 31, 2012 while average revenue per paid user remained relatively consistent. Of the 28% increase in subscription revenue, 23 percentage points resulted from increased revenue from existing customers as calculated for purposes of the subscription revenue net retention rate. Professional services and other revenue decreased by $0.1 million, or 1%, as implementation efficiencies resulted in a decrease of professional services and other revenue despite an increase in new customers.

Cost of Revenue, Gross Profit and Gross Margin

	Year Ended December 31,						2013 to 2014	2012 to 2013
	2014		2013		2012		% Change	% Change
	Amount	Gross Margin	Amount	Gross Margin	Amount	Gross Margin
	(dollars in thousands)
Cost of revenue:
Subscription	$25,511		$19,139		$17,177		33%	11%
Professional services and other	9,704		7,693		7,594		26%	1%
Total cost of revenue	$35,215		$26,832		$24,771		31%	8%

Gross profit:
Subscription	$50,494	66%	$37,699	66%	$27,159	61%	0%	5%
Professional services and other	3,372	26%	5,629	42%	5,864	44%	(16%)	(2%)
Total gross profit	$53,866	60%	$43,328	62%	$33,023	57%	(2%)	5%

2014 compared to 2013. Total cost of revenue increased $8.4 million, or 31%, gross profit increased $10.5 million, and gross margin decreased by 2 percentage points from 2013 to 2014.

Cost of subscription revenues increased $6.4 million, or 33%, from 2013 to 2014. This increase was primarily due to a $2.1 million increase in personnel costs, driven by the increase in headcount to support the business growth, and an increase in stock-based compensation expense. Additionally, a $0.9 million increase in depreciation expense was recognized related to additional servers and equipment, $1.2 million in increased expenses were attributable to data center and other hosting related costs, and $1.3 million in additional expenses related to outside services were incurred to support the increase in subscription revenue.

Gross profit from subscription increased $12.8 million, and gross margin remained flat.

Cost of professional services and other revenue increased by $2.0 million, or 26%, from 2013 to 2014. This increase was due to a $1.1 million increase in employee-related expenses (including stock-based compensation) driven by an increased headcount needed to support our overall revenue growth. Additional expenses of $0.4 million were incurred to support private cloud implementation services.

Gross profit from professional services and other decreased $2.3 million and gross margin decreased by 16 percentage points due primarily to timing of customer deployments and increased investment in services capacity to support our overall revenue growth.

2013 compared to 2012.    Total cost of revenue increased $2.1 million, or 8%, and gross profit increased $10.3 million, and gross margin increased by 5 percentage points, from 2012 to 2013.

Cost of subscription revenue increased $2.0 million, or 11%, from 2012 to 2013. The increase was primarily due to an increase of $1.3 million in personnel costs related to increased headcount to support the business growth, an increase of $0.3 million in depreciation expense related to additional servers and equipment and $0.4 million increase in data center and other hosting related costs to support the increase in subscription revenue. Gross profit from subscription increased $10.5 million, and gross margin increased by 5 percentage points primarily due to economies of scale achieved as a result of higher sales during the year.

Cost of revenue from professional services and other increased slightly by $0.1 million, or 1%, from 2012 to 2013. Gross profit from professional services and other decreased $0.2 million and gross margin decreased by 2 percentage points.

Operating Expenses

Research and development

	Year Ended December 31,			2013 to 2014	2012 to 2013
	2014	2013	2012	% Change	% Change
	(dollars in thousands)
Research and development	$23,601	$17,948	$16,193	31%	11%
Percentage of revenue	26%	26%	28%

2014 compared to 2013. Research and development expense increased $5.7 million, or 31%, from 2013 to 2014. The increase was due primarily to an increase in personnel-related expenses, including stock-based compensation expenses, due to increased headcount needed to support our overall revenue growth.

2013 compared to 2012.    Research and development expenses increased $1.8 million, or 11% from 2012 to 2013. The increase was primarily due to a $0.8 million increase in personnel related expenses including salaries, benefits and employee bonuses, due primarily to increased head count, and an increase of $0.8 million in outside services for consultants and contractors used in the research and development department. This investment supported our efforts to build our future product offerings.

Sales and marketing

	Year Ended December 31,			2013 to 2014	2012 to 2013
	2014	2013	2012	% Change	% Change
	(dollars in thousands)
Sales and marketing	$22,377	$15,418	$13,638	45%	13%
Percentage of revenue	25%	22%	24%

2014 compared to 2013. Sales and marketing expense increased $7.0 million, or 45%, from 2013 to 2014. The increase was primarily attributable to an increase of $5.0 million in personnel costs related to increased headcount to support the business growth and stock-based compensation expense, a $0.7 million increase in expense related to outside consultants, increased travel-related expenses of $0.7 million, and a $0.3 million increase in expenses related to trade shows and conventions.

2013 compared to 2012.    Sales and marketing expenses increased $1.8 million, or 13%, from 2012 to 2013. The increase was primarily attributable to an increase of $1.2 million in employee-related expense, due primarily to increased head count needed to drive our overall revenue growth, a $0.4 million increase in expenses related to trade shows and conventions, and a $0.2 million increase in travel-related expense as we continue to expand our customer base and presence internationally.

General and Administrative

	Year Ended December 31,			2013 to 2014	2012 to 2013
	2014	2013	2012	% Change	% Change
	(dollars in thousands)
General and administrative	$13,321	$9,386	$8,852	42%	6%
Percentage of revenue	15%	13%	15%

2014 compared to 2013. General and administrative expenses increased $3.9 million, or 42%, from 2013 to 2014. This was primarily due to an increase of employee-related expenses as a result of increased headcount and stock-based compensation expense, as well as increased indirect costs associated with our initial public offering.

2013 compared to 2012.    General and administrative expenses increased marginally, $0.5 million, or 6%, from 2012 to 2013. This was primarily due to an increase of $0.4 million in employee-related expenses, including salaries and bonus, due primarily to increased head count.

Other Income (Expense), Net

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Other income (expense), net	$261	$(318)	$230

2014 compared to 2013. Other income (expense), net, increased by $0.6 million from 2013 to 2014. The increase was primarily due to net foreign exchange gains.

2013 compared to 2012.    Other income (expense), net, decreased $0.5 million, from 2012 to 2013. The decrease was primarily due to the receipt of proceeds from an insurance settlement in 2012 and the re-measurement of our convertible preferred stock warrants.

Provision for Income Taxes

	Year Ended December 31,
	2014	2013	2012
	(dollars in thousands)
Provision for income taxes	$1,803	$1,439	$1,091
Effective tax rate	(35%)	558%	20%

2014 compared to 2013. Income tax expense increased $0.4 million. The increase in the provision for 2014 compared to 2013 was primarily due to increased foreign taxes resulting from the expansion of business operations in 2014.

2013 compared to 2012.    Provision for (benefit from) income taxes increased $0.3 million. The increase in the provision for 2013 compared to 2012 was primarily due to the inclusion of $0.2 million tax expense related to an uncertain tax position for permanent establishment in a foreign jurisdiction, changes in uncertain tax positions in our foreign and domestic operations, as well as foreign withholding taxes.

Litigation and Contingencies

From time to time, we may become subject to legal proceedings and claims with respect to such matters as patents and other actions arising out of the normal course of business, as well as other matters identified in "Legal Proceedings" in Part I, Item 3 of this Annual Report on Form 10-K.

It is possible that other companies might pursue litigation with respect to any claims such companies purport to have against us. In addition, litigation may be necessary to protect and enforce our intellectual property rights. The results of any litigation are inherently uncertain.  Any such litigation could be very costly, could divert management attention and resources and may not be successful, even when our rights have been infringed.

Given the uncertainties associated with litigation, if our assessments prove to be wrong, or if additional information becomes available such that we estimate that there is a probable loss or probable range of loss associated with these contingencies, then we would record the minimum estimated liability, which could materially impact our results of operations, financial position or cash flows.

Quarterly Results of Operations

The following tables presenting our quarterly results of operations should be read in conjunction with the consolidated financial statements and related notes included in Item 8 of this Annual Report on Form 10-K. We have prepared the unaudited information on the same basis as our audited consolidated financial statements. Our operating results for any quarter are not necessarily indicative of results for any future quarters or for a full year.

The following table presents our unaudited quarterly results of operations for the eight quarters ended December 31, 2014. This table includes all adjustments, consisting only of normal recurring adjustments, that we consider necessary for fair presentation of our consolidated financial position and operating results for the quarters presented.

	For The Three Months Ended
	Dec. 31, 2014	Sep. 30, 2014	June. 30, 2014	Mar. 31, 2014	Dec. 31, 2013	Sep. 30, 2013	June. 30, 2013	Mar. 31, 2013
	(in thousands, except per share amounts)
Consolidated Statements of Operations:
Revenue:
Subscription	21,315	$19,787	$18,172	$16,731	$16,420	$14,298	$13,669	$12,451
Professional services and other	3,547	3,366	3,131	3,032	3,618	3,968	2,717	3,019
Total revenue	24,862	23,153	21,303	19,763	20,038	18,266	16,386	15,470
Cost of revenue:
Subscription	7,384	6,728	5,744	5,655	5,066	4,867	4,541	4,665
Professional services and other	3,049	2,263	2,206	2,186	2,010	1,839	1,892	1,952
Total cost of revenue	10,433	8,991	7,950	7,841	7,076	6,706	6,433	6,617
Gross profit	14,429	14,162	13,353	11,922	12,962	11,560	9,953	8,853
Gross margin	58%	61%	63%	60%	65%	63%	61%	57%
Operating expenses:
Research and development	7,116	6,225	5,351	4,909	4,443	4,096	4,640	4,769
Sales and marketing	6,721	5,966	5,149	4,541	4,071	3,946	3,795	3,606
General and administrative	4,784	3,018	2,817	2,702	2,408	2,795	2,207	1,976
Total operating expenses	18,621	15,209	13,317	12,152	10,922	10,837	10,642	10,351
Operating income (loss)	(4,192)	(1,047)	36	(230)	2,040	723	(689)	(1,498)
Other income (expenses), net	214	(40)	68	19	(100)	(258)	(41)	81
Income (loss) before provision for income taxes	(3,978)	(1,087)	104	(211)	1,940	465	(730)	(1,417)
Provision for income taxes	429	532	465	377	693	261	308	177
Net income (loss)	$(4,407)	$(1,619)	$(361)	$(588)	$1,247	$204	$(1,038)	$(1,594)
Net income (loss) attributable to common stockholders:
Basic	$(0.16)	$(0.21)	$(0.05)	$(0.08)	$0.06	$0.01	$(0.14)	$(0.22)
Diluted	$(0.16)	$(0.21)	$(0.05)	$(0.08)	$0.05	$0.01	$(0.14)	$(0.22)

Quarterly Revenue Trends

Our quarterly subscription revenue has increased sequentially over the past eight quarters. The increases resulted primarily from growth in subscription revenue from new customers, upgrades and additional subscriptions from existing customers, and an increase in the number of paid users due to the launch and expansion of customers’ applications. Our quarterly professional services and other revenue has fluctuated from quarter to quarter depending on the nature and extent of customer deployments. In addition, our revenue has usually been the strongest during the last two quarters of the year due to the terms of existing customer contracts with certain of our largest customers and associated revenue recognition, and timing of our customers’ deployment of our solutions and associated professional services revenue.

Quarterly Cost and Expense Trends

Cost of revenue in absolute dollars varied from quarter-to-quarter in the quarters presented. However, cost of revenue generally increased over the periods presented primarily due to overall business growth and implementation and service related costs that we incur and recognize in the same periods as the related revenue.

Our operating expenses have increased in absolute dollars as we have continued to hire additional employees, introduce new marketing programs to increase brand awareness and incur additional costs in becoming a public company.

Our quarterly results of operations may fluctuate significantly due to a variety of factors, many of which are outside of our control, making our results of operations variable and difficult to predict. As such, we believe sequential quarterly comparisons of our results of operations may not be meaningful and should not be relied upon as an indication of future performance.

Liquidity and Capital Resources

As of December 31, 2014, we had cash and cash equivalents of $73.5 million, all of which was held in the United States. We anticipate that the amount of our cash and cash equivalents held in India may increase in the future as funds are remitted to our Indian subsidiary for services performed under our intercompany agreements.

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

Cash Flows

The following table summarizes our cash flows for the periods presented:

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Consolidated Statements of Cash Flows:
Net cash provided by (used in) operating activities	$2,366	$3,509	$(10,777)
Net cash used in investing activities	(5,221)	(2,884)	(2,578)
Net cash provided by (used in) financing activities	68,241	(454)	12,555
Net increase (decrease) in cash and cash equivalents	$65,386	$171	$(800)

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

Cash provided by operating activities in 2014 of $2.4 million was driven by a net loss of $7.0 million as adjusted for the exclusion of non-cash expenses of $10.9 million and changes in our working capital of $1.5 million. Non-cash charges consist primarily of depreciation and amortization of our property and equipment and stock-based compensation for stock options. The changes in our working capital were due primarily to an increase in accrued compensation and accounts payable of $2.4 million and $1.3 million, respectively, as well as increases in accounts receivable and prepaid assets of $3.1 million and $1.5 million, respectively. These changes were partially offset by a decrease in deferred revenue of $0.7 million, and an increase in accrued liabilities and other long term liabilities of $0.2 million. The increase in accounts receivable resulted from the growth in our business.

Cash provided by operating activities in 2013 of $3.5 million was driven by a net loss of $1.2 million as adjusted for the exclusion of non-cash expenses of $4.3 million and changes in our working capital of $0.4 million. Non-cash charges consist primarily of depreciation and amortization of our property and equipment and stock-based compensation for stock options. The changes in our working capital were due primarily to an increase in accrued compensation of $2.9 million and an increase in deferred revenue of $0.5 million, partially offset by an increase in accounts receivable of $2.2 million and a decrease in accrued liabilities and other long term liabilities of $0.6 million. The increase in accrued compensation was due to the partial-payment of 2012 bonuses within the year ended December 31, 2012, whereas no such partial-payment of bonuses was made in the year ended December 31, 2013 for 2013 bonuses. The increase in accounts receivable resulted from the growth in our business.

Cash used in operating activities in 2012 of $10.8 million was driven by a net loss of $6.5 million as adjusted for the exclusion of non-cash expenses of $3.3 million and changes in our working capital of $7.6 million. Non-cash charges consist primarily of depreciation and amortization and stock-based compensation. The changes in our working capital were due primarily to a decrease in our deferred revenue of $4.0 million, a decrease in accrued compensation of $1.1 million, a decrease in accrued liabilities of $0.9 million and an increase in accounts receivable of $1.8 million. The decrease in deferred revenue was due to the recognition in 2012 of deferred professional services revenue upon completion of professional services engagements. The decrease in accrued compensation was due to the timing of bonus payments. The increase in accounts receivable resulted from the growth in our business.

Investing Activities

Our investing activities consist primarily of capital expenditures to purchase property and equipment, particularly purchases of servers, networking equipment and software licenses. We expect to continue investing in capital expenditures to support continued growth of our business.

We used $5.2 million, $3.0 million and $3.0 million for purchases of property and equipment in 2014, 2013 and 2012, respectively.  In 2014 and 2013, $1.8 million and $1.7 million, respectively, of additional purchases were financed through capital leases.  In addition, we received proceeds of $0.1 million and $0.5 million in 2013 and 2012, respectively, from an insurance settlement.

Financing Activities

Our financing activities have consisted primarily of bank borrowings, net proceeds from the issuance of our common stock in our initial public offering and upon the exercise of stock options, and issuance of convertible preferred stock.

In 2014, cash provided by financing activities was $68.2 million, which consisted of $74.5 million in net proceeds from our initial public offering of common stock in October 2014 and $1.4 million in proceeds from the issuance of shares of our common stock upon the exercise of stock options, offset by $6.4 million of repayment on our bank borrowings, $0.8 million of capital lease payments, and $0.5 million used towards the repurchase of common stock.

In 2013, cash used in financing activities was $0.5 million, which consisted of $1.5 million of net repayments on our bank borrowings and $0.4 million of capital lease payments offset by $1.4 million of proceeds from the issuance of shares of our common stock upon the exercise of stock options.

In 2012, cash provided by financing activities was $12.6 million, which consisted primarily of $9.4 million of net proceeds from the issuance of shares of our convertible preferred stock, and $3.9 million of proceeds from the issuance of shares of our common stock upon the exercise of stock options, offset by $0.4 million of net repayments on our bank borrowings.

Backlog

We sell subscriptions to our solutions through contracts that are generally one to three years in length, although terms can extend to as long as five years. Our subscription agreements with our customers generally contain scheduled minimum subscription fees, and usage-based fees which depend on the extent their customers or end users use our platform. We consider the unpaid contractual minimum payments under our subscription agreements to be our backlog. Due to the inherent volatility of backlog measured using contractual minimums, and the fact that contractual minimums are becoming increasingly less important to our business, we do not utilize backlog as a key management metric internally and we do not believe that it is a meaningful measurement of our future revenues.

We expect that the amount of backlog relative to the total value of our subscription agreements will change from year to year for several reasons, including the timing of contract renewals, the proportion of total subscription revenue represented by contractual minimum payments and the average non-cancellable terms of our subscription agreements. The change in backlog that results from these events may not be an indicator of the likelihood of renewal or expected future revenues.

We also expect that as our customer base continues to mature and customer deployments scale usage, renewals over time will increasingly have fewer contractual minimum fees because such fees are intended to decrease the timing risk associated with initial deployment commitments.

In addition, because revenue for any period is a function of revenue recognized from deferred revenue under contracts in existence at the beginning of the period, as well as contracts that are renewed and new customer contracts that are entered into during the period, backlog at the beginning of any period is not necessarily indicative of future performance.

Off-Balance Sheet Arrangements

During the years ended December 31, 2014, 2013 and 2012, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities, that would have been established for the purpose of facilitating off-balance sheet arrangements.

Contractual Obligations

A summary of our contractual commitments and obligations as of December 31, 2014 is as follows:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Contractual commitments(1)	2,580	1,547	1,033	-	-
Operating leases(2)	15,851	1,971	5,034	4,027	4,819
Capital leases(3)	2,396	1,153	1,243	-	-
Total	$20,827	$4,671	$7,310	$4,027	$4,819

(1)
The contractual commitments are associated with agreements that are enforceable and legally binding. Obligations under contracts that we can cancel without a significant penalty are not included in the table above. The contractual commitments relate primarily to third-party facilities that house our data centers.

(2)	The operating leases consist of contractual obligations from our office spaces under non-cancelable operating leases.
(3)	The capital lease obligations relate to the purchases of servers, networking equipment and software licenses.

No amounts related to Financial Accounting Standards Board (FASB) Accounting Standard Codification Topic 740-10, Income Taxes, are included.  As of December 31, 2014, we had approximately $2.9 million of tax liabilities recorded related to uncertainty in income tax positions.

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

We believe that of our significant accounting policies, which are described in Note 2 “Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K, the following accounting policies involve a greater degree of judgment and complexity. Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our consolidated financial condition and results of operations.

Revenue Recognition

We primarily derive our revenue from subscription fees and professional services fees. We sell subscriptions to the Yodlee platform through contracts that are generally between one to three years in length, although terms can extend to as long as five years. Our arrangements do not contain general rights of return. Our subscription contracts do not provide customers with the right to take possession of the Yodlee platform and, as a result, are accounted for as service contracts. We record revenue net of any sales or excise taxes.

We commence revenue recognition for the Yodlee platform and professional services when all of the following criteria are met:

•	there is persuasive evidence of an arrangement;

•	the service has been or is being provided to the customer;

•	collection of the fees is reasonably assured; and

•	the amount of fees to be paid by the customer is fixed or determinable.

 Subscription Revenue

Subscription revenue is primarily derived from customers accessing the Yodlee platform and include subscription, support, and usage-based fees. Subscription revenue is recognized ratably over the contracted term of each respective subscription agreement, commencing on the date the service is provisioned to the customer, provided the four revenue recognition criteria have been satisfied. Usage-based revenue are recognized as earned, provided the four revenue recognition criteria have been satisfied.

Professional Services and Other Revenue

Professional services include implementation services, development of interfaces requested by customers, assistance with integration of our solutions with the customers’ applications, dedicated support, and advisory services to customers who choose to develop their own interfaces and applications. Professional services are typically performed within three to nine months of entering into an arrangement with the customer. Professional services are sold either on a fixed-fee or on a time-and-materials basis. Revenue for time-and-material arrangements is recognized as the services are performed. During the year ended December 31, 2012, revenue for fixed-fee arrangements was recognized under the completed performance method of accounting. During the years ended December 31, 2014 and 2013, revenue for fixed-fee arrangements was recognized under the proportional performance method of accounting as we have developed a history of accurately estimating activity. The change from completed performance method of accounting to the proportional performance method of accounting was due to a change in underlying facts and circumstances, primarily due to increased management oversight and knowledge of plan project hours. Professional services are not considered essential to the functionality of the Yodlee platform.

Multiple Element Arrangements

We enter into multiple element arrangements in which a customer may purchase a subscription and professional services. For arrangements with multiple deliverables, we evaluate whether the individual deliverables qualify as separate units of accounting. In order to treat deliverables in a multiple deliverable arrangement as separate units of accounting, the deliverables must have standalone value upon delivery. If the deliverables have standalone value upon delivery, we account for each deliverable separately and revenue is recognized for the respective deliverables as they are delivered. If one or more of the deliverables does not have standalone value upon delivery, the deliverables that do not have standalone value are combined with the final deliverable within the arrangement and treated as a single unit of accounting.

Subscription contracts have standalone value as we sell the subscriptions and support separately. In determining whether professional services can be accounted for separately from subscription services and support, we consider the availability of the professional services from other vendors, the nature of our professional services and whether we sell our applications to new customers without professional services. Based on these considerations we assessed that our professional services have standalone value.

We determine the selling price for each element based on the selling price hierarchy of: (i) vendor-specific objective evidence, or VSOE, of fair value, (ii) third-party evidence, or TPE, and (iii) estimated selling price or, ESP. We are unable to establish VSOE for any of our services, as we have not historically priced our services with sufficient consistency. We are also unable to establish TPE, as we do not have sufficient information regarding pricing of third-party subscription and professional services similar to our offerings. As a result, we have developed estimates of selling prices based on margins our senior management has established as the targets in the selling and pricing strategies after considering the nature of the services, the economic and competitive environment, and the nature and magnitude of the costs incurred. The amount of arrangement fee allocated is limited by contingent revenue, if any.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of assets acquired and liabilities assumed in a business combination. Goodwill is presumed to have an indefinite life and is not subject to amortization. We test goodwill for impairment at the company level, which is the sole reporting unit, on at least an annual basis and at any interim date whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

When assessing goodwill for impairment, we have the option to first perform a qualitative assessment to determine whether a quantitative goodwill test is necessary. If it is determined, based on qualitative factors such as macroeconomic conditions, industry and market conditions, overall financial performance and any other company developments, that the fair value of the reporting unit more likely than not is less than the carrying amount, or if significant changes to macroeconomic factors have occurred that could materially impact fair value, a quantitative goodwill impairment test would be required. Additionally, there is an option to bypass the qualitative assessment and directly perform the quantitative test. The quantitative test for goodwill impairment is a two-step process. The first step is a comparison of the fair value of the reporting unit with its carrying amount, including goodwill. If this step indicates impairment, then the second step is performed to measure the loss as the excess of recorded goodwill over its implied fair value. Implied fair value is the excess of the fair value of the reporting unit over the fair value of all identified assets and liabilities. An impairment charge is recognized for the excess of the carrying value of goodwill over its implied fair value.

We examined goodwill for impairment in the fourth quarter of each fiscal year. When assessing goodwill for impairment, we chose to bypass the qualitative assessment and directly perform the quantitative assessment. We compared the fair value of our reporting unit with its carrying amount including goodwill. The first step of the quantitative assessment indicated that the fair value of our reporting unit was significantly higher than the carrying amount including goodwill, and hence we were not required to perform the second step. The Company’s annual goodwill impairment test resulted in no impairment charges in any of the periods presented in the accompanying consolidated financial statements for the years ended December 31, 2014, 2013, and 2012.

Stock-Based Compensation

We account for stock-based compensation in accordance with the provisions of Accounting Standards Codification, or ASC, Topic 718, Compensation—Stock Compensation, or ASC 718, which requires the recognition of expense related to the fair value of stock-based compensation awards in the statements of operations and comprehensive loss. For stock options issued to employees and non-employees directors, we estimate the grant date fair value of each option using the Black-Scholes option pricing model. The use of the Black-Scholes option pricing model requires management to make assumptions with respect to the expected term of the option, the expected volatility of the common stock consistent with the expected life of the option, risk-free interest rates, the value of the common stock and expected dividend yields of the common stock. For awards subject to service-based vesting conditions, we recognize stock-based compensation expense, net of estimated forfeitures, equal to the grant date fair value of stock options on a straight-line basis over the requisite service period, which is generally the vesting term. For awards subject to performance-based vesting conditions, we recognize stock-based compensation expense using the accelerated attribution method when it is probable that the performance condition will be achieved. Forfeitures are required to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Stock-based payments issued to non-employees are recorded at their fair values, and are periodically revalued as the equity instruments vest and are recognized as expense over the related service period in accordance with the provisions of ASC 718 and ASC Topic 505, Equity.

Stock-based compensation expense recognized by award type is as follows:

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Option awards	$3,578	$1,511	$1,355
Restricted stock awards	3,557	-	-
Total stock-based compensation expense	$7,135	$1,511	$1,355

Prior to our IPO, we were required to estimate the fair value of the common stock underlying our stock-based awards when performing the fair value calculations at each grant date. We engaged an independent third-party valuation firm to assist our board of directors in determining the fair value of the common stock underlying our stock-based awards. All options to purchase shares of our common stock have been granted with an exercise price per share no less than the fair value per share of our common stock underlying those options on the date of grant, based on the information known to us on the date of grant.

Income Taxes

We account for income taxes using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in our financial statements or tax returns. In addition, deferred tax assets are recorded for the future benefit of utilizing net operating losses and research and development credit carryforwards. Valuation allowances are provided when necessary to reduce deferred tax assets to the amount expected to be realized.

Significant judgment is required in determining any valuation allowance recorded against deferred tax assets. In assessing the need for a valuation allowance, we consider all available evidence, including past operating results, estimates of future taxable income, and the feasibility of tax planning strategies. In the event that we change our determination as to the amount of deferred tax assets that can be realized, we will adjust our valuation allowance with a corresponding impact to the provision for income taxes in the period in which such determination is made. Estimates of future taxable income are based on assumptions that are consistent with our plans. Assumptions represent management’s best estimates and involve inherent uncertainties and the application of management’s judgment. Should actual amounts differ from our estimates, the amount of our tax expense and liabilities could be materially impacted.

We apply the authoritative accounting guidance prescribing a threshold and measurement attribute for the financial recognition and measurement of a tax position taken or expected to be taken in a tax return. We recognize liabilities for uncertain tax positions based on a two-step process. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step requires us to estimate and measure the tax liability as the largest amount that is more likely than not to be realized upon ultimate settlement.

Significant judgment is also required in evaluating our uncertain tax positions and determining our provision for income taxes. Although we believe our liabilities for uncertain tax positions are reasonable, no assurance can be given that the final tax outcome of these matters will not be different from that which is reflected in our historical income tax provisions and accruals. We adjust these liabilities in light of changing facts and circumstances, such as the closing of a tax audit or the refinement of an estimate. To the extent that the final tax outcome of these matters is different than the amounts recorded, such differences may impact the provision for income taxes in the period in which such determination is made.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

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

Interest Rate Risk

Borrowings under the revolving line of credit with Silicon Valley Bank, bear interest at rates that are variable. Increases in the Prime Rate would increase the amount of interest payable under this line of credit. As such, when amounts are outstanding, we are exposed to market risk related to changes in interest rates. As of December 31, 2014, we had no outstanding balance under this credit facility. We do not believe that an increase or decrease in interest rates of 100 basis points would have a material effect on our operating results or financial condition.

As of December 31, 2014, we had no investments other than cash and cash equivalents, held by a large, United States commercial bank, and therefore we were not exposed to material interest rate risk.

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

The notional amount of our forward contracts was $12.9 million, $9.3 million and $8.7 million at December 31, 2014, 2013 and 2012, respectively.

A sensitivity analysis performed on our hedging portfolio indicated that a hypothetical 10% appreciation of the U.S. dollar from its value at December 31, 2014, 2013 and 2012 would decrease the fair value of our foreign currency contracts by $1.5 million, $0.9 million and $0.8 million, respectively. A hypothetical 10% depreciation of the U.S. dollar from its value at December 31, 2014, 2013 and 2012 would increase the fair value of our foreign currency contracts by $1.8 million, $1.0 million and $1.0 million, respectively.

Item 8.  Financial Statements and Supplementary Data

Yodlee, Inc.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Yodlee, Inc.

We have audited the accompanying consolidated balance sheets of Yodlee, Inc. as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive loss, convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Yodlee, Inc. at December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP
Redwood City, California
March 4, 2015

Yodlee, Inc.
Consolidated Balance Sheets
(in thousands, except par value)

	December 31,
	2014	2013
Assets
Current assets:
Cash and cash equivalents	$73,520	$8,134
Accounts receivable, net of allowance for doubtful accounts of $13 and $20 as of December 31, 2014 and 2013, respectively	12,229	9,873
Accounts receivable - related parties	3,066	2,301
Prepaid expenses and other current assets	4,425	3,529
Total current assets	93,240	23,837
Property and equipment, net	9,481	6,297
Restricted cash	146	146
Goodwill	3,068	3,068
Other assets	1,609	1,112
Total assets	$107,544	$34,460
Liabilities, convertible preferred stock and stockholders' equity (deficit)
Current liabilities:
Accounts payable	$3,278	$1,880
Accrued liabilities	2,628	2,707
Accrued compensation	8,927	6,577
Convertible preferred stock warrant liabilities	-	760
Deferred revenue, current portion	6,959	7,655
Bank borrowings, current portion	-	3,471
Capital lease obligations, current portion	1,153	574
Total current liabilities	22,945	23,624
Deferred revenue, net of current portion	293	329
Bank borrowings, net of current portion	-	2,914
Capital lease obligations, net of current portion	1,243	804
Other long-term liabilities	2,986	2,644
Total liabilities	27,467	30,315
Commitments and contingencies (Note 7)
Convertible preferred stock, $0.001 par value—0 and 14,666 shares authorized as of December 31, 2014 and 2013, respectively, 0 and 14,445 shares issued and outstanding as of December 31, 2014 and 2013, respectively (aggregate liquidation preference of $103,494 as of December 31, 2013)	-	102,224
Stockholders’ equity (deficit):
Preferred stock, $0.001 par value—5,000 and 0 shares authorized as of December 31, 2014 and 2013, respectively; no shares issued and outstanding at December 31, 2014 and 2013	-	-
Common stock, $0.001 par value—150,000 and 27,800 shares authorized as of December 31, 2014 and 2013, respectively; 29,264 and 7,444 shares issued and outstanding as of December 31, 2014 and 2013, respectively	29	7
Additional paid-in capital	439,275	253,917
Accumulated other comprehensive loss	(1,979)	(1,730)
Accumulated deficit	(357,248)	(350,273)
Total stockholders’ equity (deficit)	80,077	(98,079)
Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$107,544	$34,460

See accompanying notes.

Yodlee, Inc.
Consolidated Statements of Operations
(in thousands, except per share amounts)

	Year Ended December 31,
	2014	2013	2012
Revenue(1):
Subscription	$76,005	$56,838	$44,336
Professional services and other	13,076	13,322	13,458
Total revenue	89,081	70,160	57,794
Cost of revenue(2):
Subscription	25,511	19,139	17,177
Professional services and other	9,704	7,693	7,594
Total cost of revenue	35,215	26,832	24,771
Gross profit	53,866	43,328	33,023
Operating expenses(2):
Research and development	23,601	17,948	16,193
Sales and marketing	22,377	15,418	13,638
General and administrative	13,321	9,386	8,852
Total operating expenses	59,299	42,752	38,683
Operating income (loss)	(5,433)	576	(5,660)
Other income (expense), net	261	(318)	230
Income (loss) before provision for income taxes	(5,172)	258	(5,430)
Provision for income taxes	1,803	1,439	1,091
Net loss	$(6,975)	$(1,181)	$(6,521)
Net loss per share attributable to common stockholders:
Basic and diluted	$(0.54)	$(0.16)	$(0.98)
Weighted average shares used to compute net loss per share attributable to common stockholders:
Basic and diluted	12,802	7,263	6,649

(1)
The Company recorded revenue totaling $13.6 million, $11.2 million and $11.1 million, from related parties during the years ended December 31, 2014, 2013, and 2012, respectively. Refer to Note 15 to these consolidated financial statements for further information.

(2)	Amounts include stock-based compensation expense as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Cost of revenue - subscription	$931	$201	$170
Cost of revenue - professional services and other	562	107	119
Research and development	1,159	243	236
Sales and marketing	1,586	302	242
General and administrative	2,897	658	588
Total stock-based compensation expense	$7,135	$1,511	$1,355

See accompanying notes.

Yodlee, Inc.
Consolidated Statements of Comprehensive Loss
(in thousands)

	Year Ended December 31,
	2014	2013	2012
Net loss	$(6,975)	$(1,181)	$(6,521)
Other comprehensive income (loss), net of taxes
Foreign currency translation loss	(164)	(599)	(169)
Change in unrealized gain (loss) on foreign currency contracts designated as cash flow hedges	(85)	(168)	224
Total other comprehensive income (loss)	(249)	(767)	55
Comprehensive loss	$(7,224)	$(1,948)	$(6,466)

See accompanying notes.

Yodlee, Inc.
Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(in thousands)

	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive Income	Accumulated	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Capital	(Loss)	Deficit	(Deficit)
Balance as of January 1, 2012	13,639	$92,268	6,793	$7	$245,704	$(1,018)	$(342,571)	$(97,878)
Net loss	-	-	-	-	-	-	(6,521)	(6,521)
Issuance of Series DD convertible preferred stock, net of issuance cost of $92	762	9,426	-	-	-	-	-	-
Conversion of Venture Debt Facility into convertible preferred stock, net of issuance cost of $5	38	476	-	-	-	-	-	-
Stock-based compensation expense	-	-	-	-	1,355	-	-	1,355
Repurchase of unvested common stock	-	-	(800)	(1)	(7)	-	-	(8)
Issuance of common stock upon exercise of stock options	-	-	1,174	1	3,922	-	-	3,923
Issuance of preferred stock upon exercise of stock warrants	5	41	-	-	-	-	-	-
Foreign currency translation loss	-	-	-	-	-	(169)	-	(169)
Change in unrealized gain (loss) on foreign currency contracts designated as accounting hedges	-	-	-	-	-	224	-	224
Balance as of December 31, 2012	14,444	102,211	7,167	7	250,974	(963)	(349,092)	(99,074)
Net loss	-	-	-	-	-	-	(1,181)	(1,181)
Stock-based compensation expense	-	-	-	-	1,511	-	-	1,511
Issuance of common stock upon exercise of stock options	-	-	277	-	1,432	-	-	1,432
Issuance of preferred stock upon exercise of stock warrants	1	13	-	-	-	-	-	-
Foreign currency translation loss	-	-	-	-	-	(599)	-	(599)
Change in unrealized gain (loss) on foreign currency contracts designated as accounting hedges	-	-	-	-	-	(168)	-	(168)
Balance as of December 31, 2013	14,445	102,224	7,444	7	253,917	(1,730)	(350,273)	(98,079)
Net loss	-	-	-	-	-	-	(6,975)	(6,975)
Issuance of common stock upon initial public offering, net of issuance costs of $9,774	-	-	7,011	7	74,348	-	-	74,355
Conversion of preferred stock to common stock	(14,445)	(102,224)	14,445	14	102,210	-	-	102,224
Stock-based compensation expense	-	-	-	-	7,135	-	-	7,135
Repurchase of common stock	-		(48)	-	(473)	-	-	(473)
Issuance of common stock upon exercise of stock options	-	-	353	1	1,407	-	-	1,408
Reclassification of preferred stock warrant liability to additional paid-in capital	-	-	-	-	733	-	-	733
Issuance of common stock upon exercise of stock warrants	-	-	59	-	-	-	-	-
Foreign currency translation loss	-	-	-	-	-	(164)	-	(164)
Change in unrealized gain (loss) on foreign currency contracts designated as accounting hedges	-	-	-	-	-	(85)	-	(85)
Other	-	-	(0)	-	(2)	-	-	(2)
Balance as of December 31, 2014	-	-	29,264	29	439,275	(1,979)	(357,248)	80,077

See accompanying notes.

Yodlee, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2014	2013	2012
Cash flows from operating activities
Net loss	$(6,975)	$(1,181)	$(6,521)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	3,766	2,685	2,390
Proceeds from insurance settlement	-	(141)	(450)
Amortization of debt discount	-	-	22
Revaluation of warrant liabilities	(27)	268	(8)
Stock-based compensation expense	7,135	1,511	1,355
Changes in operating assets and liabilities:
Accounts receivable, net	(3,121)	(2,204)	(1,803)
Prepaid expenses and other assets	(1,522)	(30)	141
Accounts payable	1,276	(207)	190
Accrued liabilities and other long term liabilities	175	(642)	(945)
Accrued compensation	2,391	2,930	(1,109)
Deferred revenue	(732)	520	(4,039)
Net cash (used in) provided by operating activities	2,366	3,509	(10,777)
Cash flows from investing activities
Purchases of property and equipment	(5,221)	(3,025)	(3,028)
Proceeds from insurance settlement	-	141	450
Net cash used in investing activities	(5,221)	(2,884)	(2,578)
Cash flows from financing activities
Net proceeds from issuance of common stock upon initial public offering	74,480	-	-
Proceeds from bank borrowings	6,600	7,500	9,400
Principal payments on bank borrowings	(12,986)	(9,011)	(9,809)
Proceeds from issuance of convertible preferred stock	-	-	9,421
Proceeds from issuance of common stock upon exercise of stock options	1,408	1,432	3,923
Principal payments on capital lease obligations	(788)	(375)	(372)
Repurchase of common stock	(473)	-	(8)
Net cash provided by (used in) financing activities	68,241	(454)	12,555
Net (decrease) increase in cash and cash equivalents	65,386	171	(800)
Cash and cash equivalents—beginning of period	8,134	7,963	8,763
Cash and cash equivalents—end of period	$73,520	$8,134	$7,963
Supplemental disclosures of cash flow information
Cash paid for interest	$517	$595	$576
Cash paid for income taxes	$977	$929	$767
Non-cash investing and financing activities
Conversion of preferred stock to common stock	$102,224	$-	$-
Property and equipment financed through capital lease	$1,806	$1,693	$-
Conversion of preferred stock warrant liability to equity	$733	$-	$-
Property and equipment purchased but not paid at period-end	$681	$243	$623
Unpaid deferred offering costs	$125	$-	$-
Issuance of convertible preferred stock upon conversion of venture debt facility, net of issuance cost	$-	$-	$476
Issuance of stock upon exercise of stock warrants	$-	$13	$41

See accompanying notes.

Yodlee, Inc.
Notes to Consolidated Financial Statements

1. Description of Business and Basis of Presentation

Description of Business

Yodlee, Inc. (“Yodlee” or the “Company”) is a technology and applications platform powering digital financial services in the cloud. The Company refers to its platform as the Yodlee Financial Cloud. The Yodlee Financial Cloud delivers a wide variety of financial applications (“FinApps”) targeted at the retail financial, wealth management, small business, card and other financial solutions sectors. The Company was incorporated in the state of Delaware in February 1999 and is headquartered in Redwood City, California. The Company has wholly-owned subsidiaries in India, Canada, and Australia.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and include the accounts of Yodlee and its wholly-owned subsidiaries. Intercompany balances and transactions have been eliminated in consolidation.

2. Summary of Significant Accounting Policies

Initial Public Offering

On October 8, 2014, the Company completed its initial public offering (“IPO”) in which it issued and sold 6.25 million shares of common stock at a public offering price of $12.00 per share. The Company received net proceeds of $65.87 million after deducting underwriting discounts and commissions of $5.25 million and issuance costs of $3.9 million. Part of the IPO proceeds was used by us to repay the outstanding balance under our credit facility. On October 27, 2014, we received net proceeds of $8.5 million, after deducting underwriting discounts and commissions of $0.6 million, for the exercise by underwriters of their option to purchase 760,724 shares of our common stock.

Immediately prior to the closing of the Company’s IPO, all 113,457 convertible preferred stock warrants were automatically converted into common stock warrants to purchase shares of common stock. In the fourth quarter of 2014, shares of common stock were issued upon exercise of these common stock warrants. Additionally, all shares of the Company’s then-outstanding convertible preferred stock automatically converted into an aggregate of 14.4 million shares of common stock.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, as well as related disclosure of contingent assets and liabilities. Such estimates include, but are not limited to, revenue recognition, allowance for doubtful accounts, stock-based compensation expense, fair value of the Company’s common stock and stock options issued, provision for income taxes and goodwill. The Company bases its estimates on historical experience and on assumptions that the Company believes are reasonable. The Company assesses these estimates on a regular basis; however, actual results could materially differ from those estimates and such differences could be material to the Company’s consolidated financial position and results of operations.

Revenue Recognition

The Company primarily derives revenue from subscription fees and professional services fees. The Company sells subscriptions to its SaaS technology platform through contracts that are generally between one to three years in length, although terms can extend to as long as five years. The Company’s arrangements do not contain general rights of return. The Company’s subscription arrangements do not provide customers with the right to take possession of the SaaS technology platform and, as a result, are accounted for as service arrangements. The Company records revenue net of any sales or excise taxes.

The Company commences revenue recognition for its SaaS technology platform and professional services when all of the following criteria are met:

•	there is persuasive evidence of an arrangement;

•	the service has been or is being provided to the customer;

•	collection of the fees is reasonably assured; and

•	the amount of fees to be paid by the customer is fixed or determinable.

Subscription Revenue

Subscription revenue is primarily derived from customers accessing the SaaS technology platform and includes subscription, support, and usage-based fees. Subscription revenue is recognized ratably over the contracted term of each respective subscription agreement, commencing on the date the service is provisioned to the customer, provided the four revenue recognition criteria have been satisfied. Usage-based revenue is recognized as earned, provided the four revenue recognition criteria have been satisfied.

Professional Services and Other Revenue

Professional services include implementation services, development of interfaces requested by customers, assistance with integration of the Company’s services with the customers’ applications, dedicated support, and advisory services to customers who choose to develop their own interfaces and applications. Professional services are typically performed within three to nine months of entering into an arrangement with the customer. Professional services are sold either on a fixed-fee or on a time-and-materials basis. Revenue for time-and-material arrangements is recognized as the services are performed. During the year ended December 31, 2012, revenue for fixed-fee arrangements was recognized under the completed performance method of accounting. During the years ended December 31, 2014 and 2013, revenue for fixed-fee arrangements was recognized under the proportional performance method of accounting as the Company has developed a history of accurately estimating activity. The Company uses labor hours incurred to the end of each reporting period compared to the total estimated labor hours as an input based measure of performance under customer arrangements. The Company believes labor hours incurred is materially representative of the value delivered to the customer at any point in time during the performance of the service. Professional services are not considered essential to the functionality of the SaaS offering.

Included in other revenue, the Company recognized software license revenue on a straight-line basis from the acceptance date over the contractual post-sale customer support (“PCS”) period, as the Company did not have sufficient vendor-specific objective evidence of the fair value of the PCS.

Multiple Element Arrangements

The Company enters into multiple element arrangements in which a customer may purchase a subscription and professional services. For arrangements with multiple deliverables, the Company evaluates whether the individual deliverables qualify as separate units of accounting. In order to treat deliverables in a multiple element arrangement as separate units of accounting, the deliverables must have standalone value upon delivery. If the deliverables have standalone value upon delivery, the Company accounts for each deliverable separately and revenue is recognized for the respective deliverables as they are delivered. If one or more of the deliverables does not have standalone value upon delivery, the deliverables that do not have standalone value are combined with the final deliverable within the arrangement and treated as a single unit of accounting.

Subscription contracts have standalone value as the Company sells subscriptions separately. In determining whether professional services can be accounted for separately from subscription services, the Company considers the availability of the professional services from other vendors, the nature of its professional services and whether the Company sells its applications to new customers without professional services. Based on these considerations the Company assessed that its professional services have standalone value.

The Company determines the selling price for each element based on the selling price hierarchy of: (i) vendor-specific objective evidence (“VSOE”) of fair value, (ii) third-party evidence (“TPE”), and (iii) estimated selling price (“ESP”). The Company is unable to establish VSOE for any of its services, as the Company has not historically priced its services with sufficient consistency. The Company is also unable to establish TPE, as the Company does not have sufficient information regarding pricing of third-party subscription and professional services similar to its offerings. As a result, the Company has developed estimates of selling prices based on margins established by senior management as the targets in the Company’s selling and pricing strategies after considering the nature of the services, the economic and competitive environment, and the nature and magnitude of the costs incurred. The amount of arrangement fee allocated is limited by contingent revenue, if any.

Deferred Revenue

Deferred revenue consists of billings and payments received in advance of revenue recognition from the Company’s subscription offerings as described above and is recognized as the revenue recognition criteria are met. For subscription agreements, the Company typically invoices its customers in monthly or annual fixed installments. Accordingly, the deferred revenue balance does not represent the total contract value of these multi-year subscription agreements. Deferred revenue also includes certain deferred professional services fees, which are recognized in accordance with the Company’s revenue recognition policy. The portion of deferred revenue the Company expects to recognize during the succeeding 12-month period is recorded as current deferred revenue, and the remaining portion is recorded as noncurrent.

Cost of Revenue

Cost of revenue-subscription consists primarily of personnel-related costs, including salaries, benefits and stock-based compensation, for the operations team; data center costs to host the SaaS technology platform and related support and maintenance costs; depreciation of servers and networking equipment; security operations; payment processing cost; and allocated facilities and other supporting overhead costs.

Cost of revenue-professional services and other consists primarily of personnel-related costs, including salaries, benefits and stock-based compensation, for the professional services team; cost of consultants engaged in providing professional services to customers; and allocated facilities and other supporting overhead costs.

Deferred Professional Services Costs and Commissions

Deferred professional services costs are related to deferred professional services revenue that the Company considers recoverable and are recognized in cost of revenue in the same periods as the related revenue.

Deferred commissions are the incremental costs that are directly associated with noncancelable subscription contracts and consist of sales commissions paid to direct sales representatives. The commissions are deferred and amortized over the related subscription term. The commission payments are typically paid in full the month after the customer’s service commences. The deferred commission amounts are recoverable from the future revenue streams under the noncancelable subscription contracts.

Deferred professional services and deferred commissions are included in prepaid expenses and other current assets and other assets in the accompanying consolidated balance sheets. Amortization of deferred professional services and deferred commissions are included in cost of revenue and sales and marketing expense, respectively, in the accompanying consolidated statements of operations. The professional services costs are charged to expense over the same period that the related subscription or professional services revenue is recognized. The commission costs are charged to expense over the same period that the subscription revenue is recognized.

During the years ended December 31, 2014, 2013 and 2012, the Company capitalized $1.3 million, $0.6 million and $0.6 million, respectively, of commissions and amortized $0.7 million, $0.5 million and $0.5 million, respectively, to sales and marketing expense. During the year ended December 31, 2014, no deferred professional service fees were capitalized or amortized. During the years ended December 31, 2013 and 2012, the Company capitalized $0.8 million and $1.3 million, respectively, of deferred professional services costs and amortized $0.9 million and $1.5 million, respectively, to cost of revenue-professional services and other.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents consist of amounts on deposit with commercial banks in checking, interest-bearing, and demand money market accounts.

Restricted Cash

As required by the lease agreement for the Company’s main facilities in Redwood City, California, the Company provided a certificate of deposit as collateral for a letter of credit issued for the benefit of the landlord in lieu of a security deposit. The letter of credit expires on July 31, 2022. The restricted certificate of deposit of $0.1 million is included in long-term restricted cash in the accompanying consolidated balance sheets.

The Company has restrictions as to the withdrawal or usage of its restricted cash until the completion of the contract term.

Operating and Capital Leases

The Company leases office spaces under noncancelable operating leases. The terms of the lease agreements provide for rental payments on a monthly basis. Certain operating lease arrangements contain rent holidays and rent escalation provisions. The Company recognizes rent expense on a straight-line basis over the lease period and accrues for rent expense incurred but not yet paid. The Company does not assume renewals in its determination of the lease term unless the renewals are deemed to be reasonably assured at lease inception.

The Company acquired certain software licenses and server and network equipment classified as capital leases. The Company’s server and networking equipment leases typically are accounted for as capital leases as they meet one or more of the four capital lease classification criteria. Assets acquired under capital leases are amortized over their estimated useful life of three years. The original term of the capital leases ranges from three to four years. The portion of the future payments designated as principal repayment was classified as a capital lease obligation on the consolidated balance sheets.

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation. Depreciation is recognized on a straight-line basis and is recorded over the estimated useful lives of the respective assets of three years. Leasehold improvements are amortized on a straight-line basis over the shorter of the estimated useful life of the assets or the term of the lease.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of assets acquired and liabilities assumed in a business combination. Goodwill is presumed to have an indefinite life and is not subject to amortization. The Company tests goodwill for impairment at the Company level, which is the sole reporting unit, on at least an annual basis and at any interim date whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

Goodwill is evaluated for impairment by first performing a qualitative assessment to determine whether a quantitative goodwill test is necessary. If it is determined, based on qualitative factors such as macroeconomic conditions, industry and market conditions, overall financial performance and any other Company developments, that the fair value of the reporting unit more likely than not is less than the carrying amount, or if significant changes to macroeconomic factors have occurred that could materially impact fair value, a quantitative goodwill impairment test would be required. Additionally, there is an option to bypass the qualitative assessment and directly perform the quantitative test.

The quantitative test for goodwill impairment is a two-step process. The first step is a comparison of the fair value of the reporting unit with its carrying amount, including goodwill. If this step indicates impairment, then the second step is performed to measure the loss as the excess of recorded goodwill over its implied fair value. Implied fair value is the excess of the fair value of the reporting unit over the fair value of all identified assets and liabilities.

The Company has goodwill of $3.1 million reported on the accompanying consolidated balance sheets as of December 31, 2014 and 2013. Goodwill is examined for impairment in the fourth quarter of each fiscal year, or earlier if indicators of potential impairment exist. The Company completed the annual impairment test during the fourth quarter of the year ended December 31, 2014. When assessing goodwill for impairment, the Company chose to bypass the qualitative assessment and directly perform the quantitative assessment. The fair value of the reporting unit, at Company level, was compared with its carrying amount including goodwill. The first step of quantitative assessment indicated that the fair value of the Company’s reporting unit was significantly higher than the carrying amount including goodwill, and hence the second step was not required to be performed. As of December 31, 2014, no impairment of goodwill has been identified.

Impairment of Long-Lived Assets

The Company identifies and records impairment losses on long-lived assets used in operations when events and circumstances indicate that assets may be impaired and when projected undiscounted cash flows from those assets are less than the carrying amounts of the assets. If those conditions are present, the impairment loss is measured as the amount by which the carrying amount of the asset exceeds the fair value. No significant impairment charges to long-lived assets were recorded during the years ended December 31, 2014, 2013 and 2012.

Research and Development

The Company expenses the cost of research and development as incurred. Research and development expenses consist primarily of personnel costs for research and development staff, the cost of third-party service providers, allocated facilities and other supporting overhead costs.

Capitalized Software Costs

For website development costs and the development costs related to the SaaS technology platform, the Company’s policy is to capitalize costs incurred during the application development stage, if material. Costs related to preliminary project activities and post-implementation activities are expensed as incurred.

While most of the Company’s customer arrangements are delivered to customers on the Company’s SaaS technology platform, whereby the customers do not have the ability to take possession of the software, customers could, and on occasion have, negotiated to purchase licenses to the Company’s products that would not involve hosting by the Company. Accordingly, when determining which software development costs to capitalize, the Company follows the guidance for cost of software to be sold, leased, or otherwise marketed. The Company begins to capitalize software development costs upon the establishment of technological feasibility, which is generally the completion of a working prototype that has been certified as having no critical bugs and is available to be purchased by the customers. To date, software development costs incurred between completion of a working prototype and general availability of the related product have not been material and are expensed as incurred.

Segment Information

The Company considers operating segments to be components of Yodlee in which separate financial information is available that is evaluated regularly by the chief operating decision-maker, the Company’s Chief Executive Officer, in deciding how to allocate resources and in assessing performance. The Chief Executive Officer reviews financial information presented on a consolidated basis, accompanied by information about revenue by geographic region, for purposes of allocating resources and evaluating financial performance. The Company has one business activity, and there are no segment managers who are held accountable for operations, operating results, or plans for levels or components below the consolidated unit level. Accordingly, the Company has determined that it has a single reporting segment and operating unit structure.

Stock-Based Compensation

Stock-based compensation is accounted for in accordance with the provisions of Accounting Standards Codification, or ASC, Topic 718, Compensation—Stock Compensation, or ASC 718, which requires the recognition of expense related to the fair value of stock-based compensation awards in the statements of operations and comprehensive loss. For stock options issued to employees and non-employees directors, the grant date fair value of each option is estimated using the Black-Scholes option pricing model. The use of the Black-Scholes option pricing model requires management to make assumptions with respect to the expected term of the option, the expected volatility of the common stock consistent with the expected life of the option, risk-free interest rates, the value of the common stock and expected dividend yields of the common stock. For awards subject to service-based vesting conditions, stock-based compensation expense is recorded, net of estimated forfeitures, equal to the grant date fair value of stock options on a straight-line basis over the requisite service period, which is generally the vesting term. For awards subject to performance-based vesting conditions, stock-based compensation expense is recognized using the accelerated attribution method when it is probable that the performance condition will be achieved. Forfeitures are required to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Stock-based payments issued to non-employees are recorded at their fair values, and are periodically revalued as the equity instruments vest and are recognized as expense over the related service period in accordance with the provisions of ASC 718 and ASC Topic 505, Equity.

During 2013, the Company granted restricted stock units (RSUs) which vest upon the satisfaction of both a performance condition and a service condition. The performance condition includes, among other alternatives, the completion of our IPO which was satisfied on October 8, 2014. The service condition for the awards is satisfied if the RSU holder continues to be a service provider six months subsequent to our IPO, and the awards vest quarterly over 2 1⁄2 years from that date.

During 2014, the Company granted RSUs which vest upon the satisfaction of both a performance condition and a service condition. The performance condition includes, among other alternatives, the completion of our IPO which was satisfied on October 8, 2014. The service condition for the awards is satisfied if the RSU holder continues to be a service provider through the applicable annual vesting dates. RSUs for which the service condition or performance condition has not been satisfied are forfeited. Share-based compensation expense related to these grants is based on the grant date fair value of the RSUs and is recognized based on the accelerated attribution method over the applicable service period, net of estimated forfeitures. The grant date fair value of the RSUs is determined by the estimated fair value of Company’s common stock at the time of grant.

As of December 31, 2014, the Company recognized $3.6 million of stock-based compensation expense related to RSUs. The performance condition for the RSUs was satisfied upon completion of the IPO, therefore the Company recorded a significant cumulative stock-based compensation expense for these RSUs in the quarter in which the IPO occurred, using the accelerated attribution method, net of estimated forfeitures. The remaining unrecognized stock-based compensation expense related to the RSUs will be recorded over the remaining requisite service period using the accelerated attribution method, net of estimated forfeitures.

Income Taxes

Income taxes are accounted for under the liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the tax bases of assets and liabilities and their financial statement carrying amounts, and consideration is given to operating losses and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company estimates actual current tax expense together with assessing temporary differences resulting from differences for financial reporting purposes and tax purposes for certain items, such as accruals and allowances not currently deductible for tax purposes. These temporary differences result in deferred tax assets and liabilities, which are included in the consolidated balance sheets. In general, deferred tax assets represent future tax benefits to be received when certain expenses previously recognized in the consolidated statements of operations become deductible expenses under applicable income tax laws or when net operating loss or credit carryforwards are utilized. Accordingly, realization of deferred tax assets is dependent on future taxable income against which these deductions, losses, and credits can be utilized.

The Company assesses the likelihood that deferred tax assets will be recovered from future taxable income, and, to the extent the Company believes that recovery is not likely, it establishes a valuation allowance.

The Company recognizes and measures uncertain tax positions using a two-step approach. The first step is to evaluate the tax position taken or expected to be taken in a tax return by determining if the weight of available evidence indicates that it is more likely than not that the tax position will be sustained upon audit, including resolution of any related appeals or litigation processes. For tax positions that are more likely than not of being sustained upon audit, the second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement. Significant judgment is required to evaluate uncertain tax positions. The Company evaluates its uncertain tax positions on a regular basis. Evaluations are based upon a number of factors, including changes in facts or circumstances, changes in tax law, correspondence with tax authorities during the course of audits, and effective settlement of audit issues. The Company recognizes interest accrued and penalties related to unrecognized tax benefits in the income tax provision.

Foreign Currency

The assets and liabilities of the foreign subsidiary, where the local currency is the functional currency, are translated into U.S. dollars at the exchange rate in effect at the consolidated balance sheet date. Income and expense amounts are translated at average rates during the period. The resulting foreign currency translation adjustment is recorded in accumulated other comprehensive income (loss) (“AOCI”) in stockholders’ equity (deficit) in the accompanying consolidated balance sheets. The Company is also subject to gains and losses from foreign currency denominated transactions and the remeasurement of foreign currency denominated balance sheet accounts, both of which are included in other income (expense), net in the accompanying consolidated statements of operations.

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

The accounting for changes in the fair value of a derivative instrument depends on whether the instrument has been designated and qualifies as a cash flow hedge for accounting purposes. For foreign currency forward contracts that are designated and qualify as hedging instruments, the effective portion of the gain or loss on the derivative instrument is reported as a component of accumulated other comprehensive loss in stockholders’ equity/(deficit) and reclassified into operating expenses and cost of revenue in the same period during which the hedged transaction affects earnings. The ineffective portion of the gain or loss on the derivative instrument, if any, is recognized in other income (expense), net in the accompanying consolidated statements of operations. To receive hedge accounting treatment, cash flow hedges must be highly effective in offsetting changes to expected future cash flows on hedged transactions. The changes in the time value are excluded from the assessment of hedge effectiveness and are recognized in other income (expense), net in the accompanying consolidated statements of operations.

Gains and losses related to derivative instruments that do not qualify for hedge accounting treatment are recognized in other income (expense), net in the accompanying consolidated statements of operations.

The Company classifies its cash flows from the derivative instruments as operating activities.

Credit Risk and Significant Concentrations

Financial instruments that potentially subject the Company to credit risk primarily consist of cash equivalents, accounts receivable, and derivative instruments to the extent of the amounts recorded as an asset on the accompanying consolidated balance sheets. For cash equivalents, the Company is exposed to credit risk in the event of default by the financial institution, and deposits may exceed federally insured limits. For accounts receivable, the Company does not require collateral, but instead limits its exposure to credit risk by performing ongoing credit evaluations of its customers’ financial condition and by limiting the amount of credit extended whenever deemed necessary. Derivative financial instruments are used to manage exposure to foreign currency risks. Derivatives expose the Company to credit risk to the extent the counterparty may be unable to meet the terms of the arrangement. The Company seeks to minimize such risk by limiting the counterparty to those with high credit ratings. The Company has not historically experienced any losses due to credit risk or lack of performance by counterparties.

During the year ended December 31, 2014, one customer (a related party) accounted for 14% of total revenue. During the year ended December 31, 2013, two customers accounted for 15% (a related party) and 11% of total revenue.  During the year ended December 31, 2012, one customer, a related party, accounted for 18% of total revenue.

As of December 31, 2014, one customer, a related party, accounted for 20% of total accounts receivable. As of December 31, 2013, one customer, a related party, accounted for 17% of total accounts receivable.

Accounts Receivable

Accounts receivable are recorded at the invoiced amount, net of allowances for doubtful accounts, and are not interest bearing. Accounts receivable includes both billed and unbilled amounts due from customers. Unbilled receivables represent accrued revenue earned and recognized on contracts for which billings have not yet been presented to the customer. At December 31, 2014 and 2013, trade accounts receivable included unbilled receivables of $1.0 million and $0.7 million, respectively.

The Company maintains an allowance for doubtful accounts to reserve for potentially uncollectible receivables. The Company does not require collateral from customers. An allowance for doubtful accounts is determined using the specific-identification method for doubtful accounts. Uncollectible receivables are written off against the allowance for doubtful accounts when all efforts to collect them have been exhausted, and recoveries are recorded as a decrease to the bad debt expense when they are received. If the financial condition of customers were to deteriorate, additional allowances may be required and the Company’s operating results and financial position could be adversely affected.

Advertising Expense

Advertising costs are expensed as incurred and included in sales and marketing expense on the consolidated statements of operations. Advertising expenses were not significant during the years ended December 31, 2014, 2013, and 2012.

Freestanding Convertible Preferred Stock Warrants

The Company accounted for freestanding warrants to purchase shares of convertible preferred stock that were contingently redeemable as liabilities on the consolidated balance sheets at their estimated fair value because the Company may be obligated to redeem the preferred stock issuable upon exercise of these warrants at some point in the future. At the end of each reporting period, changes in the estimated fair value of the convertible preferred stock warrants during the period were recorded through other income (expense), net in the consolidated statements of operations. The Company continued to adjust the liability for changes in fair value until the Company’s IPO in October 2014 when the convertible preferred stock warrants were converted into warrants to purchase common stock. Upon conversion, the convertible preferred stock warrant liability was reclassified to additional paid-in capital.

Fair Value of Financial Instruments

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

In January 2015, the FASB eliminated the concept of extraordinary items (Subtopic 225-20) as part of its initiative to reduce complexity in accounting standards (the Simplification Initiative). This amendment aims to save time and reduce costs for preparers because they will not have to assess whether a particular event or transaction event is extraordinary (even if they ultimately would conclude it is not). This update is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. A reporting entity may apply the amendments prospectively. A reporting entity also may apply the amendments retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The adoption of this guidance is not expected to have any impact on the Company’s financial position and results of operations and, at this time, the Company does not expect any impact on its disclosures.

3. Derivative Financial Instruments

Derivative instruments measured at fair value and their classification on the consolidated balance sheets are presented in the following tables (in thousands):

	December 31,
	2014		2013
	Notional Amount	Fair Value	Notional Amount	Fair Value
Derivative instruments included in prepaid and other current assets:
Derivatives designated as hedging instruments	$2,348	$4	$1,231	$1
Derivatives not designated as hedging instruments	935	1	-	-
Total	$3,283	$5	$1,231	$1
Derivative instruments included in accrued liabilities:
Derivatives designated as hedging instruments	$6,433	$(220)	$3,859	$(213)
Derivatives not designated as hedging instruments	3,222	(114)	4,189	(101)
Total	$9,655	$(334)	$8,048	$(314)

Gains (losses) on derivative instruments designated as hedging instruments and their classification on the consolidated statements of operations are presented in the following tables (in thousands):

	Year Ended December 31,
	2014	2013	2012
Losses recognized in AOCI–effective portion	(353)	(268)	(101)
Gain (losses) reclassified from AOCI into net loss-effective portion(1)	(184)	(442)	(469)
Gain (losses) recognized-ineffective portion and amount excluded from effectiveness testing(2)	259	(445)	(244)

(1)	Derivatives in Cash Flow Hedging Relationship – Foreign currency forward contracts (in thousands):

	Gains (losses) reclassified from AOCI into net loss-effective portion
	Year Ended December 31,
Income Statement Location	2014	2013	2012
Cost of sales	$(94)	(232)	(258)
Operating expenses	(90)	(210)	(211)
Total	$(184)	(442)	(469)

(2)	Included in other income (expense), net.

As of December 31, 2014 and 2013, the Company estimated that the entire net unrealized loss of $0.4 million and $0.3 million, respectively, included in AOCI will be reclassified into earnings within the next 12 months.

The gain (loss) recognized in other income (expense), net for foreign currency forward contracts not designated as hedging instruments amounted to $0.2 million, $(0.4) million and $23,000 in the years ended December 31, 2014, 2013 and 2012, respectively.

4. Fair Value Measurements

The following tables set forth the fair value of the Company’s financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2014 and 2013, based on the three-tier fair value hierarchy (in thousands):

	As of December 31, 2014
	Fair Value	Level I	Level II	Level III
Assets
Money market funds(1)	$70,969	$70,969	$-	$-
Foreign currency forwards(2)	5	-	5	-
Total assets measured at fair value	$70,974	$70,969	$5	$-
Liabilities
Foreign currency forwards(3)	334	$-	$334	$-
Total liabilities measured at fair value	$334	$-	$334	$-

	As of December 31, 2013
	Fair Value	Level I	Level II	Level III
Assets
Money market funds(1)	$4,966	$4,966	$-	$-
Foreign currency forwards(2)	1	-	1	-
Total assets measured at fair value	$4,967	$4,966	$1	$-
Liabilities
Convertible preferred stock warrant liabilities	$760	$-	$-	$760
Foreign currency forwards(3)	314	-	314	-
Total liabilities measured at fair value	$1,074	$-	$314	$760

(1)	Included in cash and cash equivalents in the consolidated balance sheets. The carrying value of money market funds approximates fair value because of their short maturities.
(2)	Included in prepaid and other current assets in the consolidated balance sheets.
(3)	Included in accrued liabilities in the consolidated balance sheets.

There were no transfers of financial instruments, which are measured at fair value, between Level I, Level II, and Level III during the years ended December 31, 2014 and 2013.

Level II assets and liabilities consist of unrealized gain or loss on forward currency contracts, which are measured using the difference between the market quotes of trading currencies adjusted for forward points and the executed contract rate. For further details on the Company’s derivative financial instruments, refer to Note 3.

Level III liabilities consist of convertible preferred stock warrant liabilities, which are measured using the Black Scholes option-pricing model. Inputs used to determine their estimated fair value include the estimated fair value of the underlying stock at the measurement date, the remaining contractual term of the warrants, risk-free interest rates, expected dividends, and the expected volatility of the underlying stock. For further details on the convertible preferred stock warrant liabilities, refer to Note 10.

The following table sets forth a summary of the changes in the fair value of Level III financial liabilities (in thousands):

	Year Ended December 31,
	2014	2013	2012
Fair value - beginning of year	$760	$505	$554
Exercise or conversion of convertible preferred stock warrants	(733)	(13)	(41)
Change in fair value of Level III liabilities recorded in other income (expense), net	(27)	268	(8)
Fair value—end of year	$-	$760	$505

5. Balance Sheet Components

Allowance for Doubtful Accounts

Activity related to the allowance for doubtful accounts consisted of the following (in thousands):

	Year Ended December 31,
	2014	2013	2012
Balance, beginning of year	$20	$9	$37
Additions to the allowance	129	22	17
Write-offs of bad debt	(119)	(11)	(30)
Recovery of previously reserved items	(17)	-	(15)
Balance, end of year	$13	$20	$9

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	December 31,
	2014	2013
Prepaid expenses	$1,846	$1,607
Refundable tax	492	510
Deferred commissions	871	593
Unrealized gain on foreign currency forward contracts	5	1
Other current assets	1,211	818
Prepaid expenses and other current assets	$4,425	$3,529

Property and Equipment, Net

Property and equipment, net consist of the following (in thousands):

	December 31,
	2014	2013
Computer equipment	$26,406	$20,217
Furniture, fixtures, and equipment	716	702
Leasehold improvements	2,447	1,760
Total property and equipment(1)	29,569	22,679
Less accumulated depreciation and amortization(2)	(20,088)	(16,382)
Property and equipment, net	$9,481	$6,297

(1)	Includes assets under capital lease of $5.4 million and $3.6 million as of December 31, 2014 and 2013, respectively.
(2)	Includes accumulated amortization of $2.8 million and $1.9 million relating to assets under capital lease as of December 31, 2014 and 2013, respectively.

Depreciation and amortization expense during the years ended December 31, 2014 and 2013 was $3.8 million, and $2.7 million, respectively. Included in these amounts were depreciation expenses for assets acquired under capital leases in the amount of $0.8 million and $0.1 million, respectively.

Other Assets

Other assets consist of the following (in thousands):

	December 31,
	2014	2013
Deferred costs and commissions	674	365
Facility deposits for operating leases	891	683
Others	44	64
Other assets	$1,609	$1,112

Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss, net of tax, are as follows (in thousands):

	Foreign Currency Translation Adjustments	Unrealized Gain on Cash Flow Hedges	Total
Balance, beginning of the year	$1,462	$268	$1,730
Other comprehensive loss before reclassifications	164	269	433
Amount reclassified from AOCI	-	(184)	(184)
Other comprehensive income (loss)	164	85	249
Balance, end of the year	$1,626	$353	$1,979

6. Other Income (Expense), Net

Other income (expense), net consists of the following (in thousands):

	Year Ended December 31,
	2014	2013	2012
Interest expense	$(517)	$(595)	$(576)
Foreign exchange gain (loss)	60	553	116
Gain (loss) on foreign currency forward contracts	615	(186)	249
Convertible preferred stock warrants remeasurement	27	(268)	8
Gain on proceeds from insurance settlement	-	141	450
Other non-operating income (expense), net	76	37	(17)
Total other income (expense), net	$261	$(318)	$230

7. Commitments and Contingencies

Operating Leases:    The Company has several operating leases for its office facilities with various expiration dates through March 2022. Rental expenses from these leases are recognized on a straight-line basis through the end of the lease. Under the terms of certain leases, the Company is responsible for certain taxes, insurance, maintenance and management expenses.

Future rental payments under noncancelable operating leases with initial terms in excess of one year, as of December 31, 2014, are as follows (in thousands):

Year ending December 31:
2015	$1,971
2016	2,812
2017	2,222
2018	1,984
2019	2,043
Thereafter	4,819
Total minimum payments	$15,851

Rent expense during the years ended December 31, 2014, 2013, and 2012, was $2.0 million, $2.0 million, and $1.8 million, respectively. As of December 31, 2014, the short-term deferred rent liability and long-term liability was $61,000 and $83,000, respectively. As of December 31, 2013, the short-term deferred rent liability and long-term liability was $0.2 million and $0.1 million, respectively.

Capital Leases:    The Company acquired certain software licenses and server and network equipment classified as capital leases. The original term of the capital leases unpaid as of December 31, 2014 ranges from three to four years. The portion of the future payments designated as principal repayment was classified as a capital lease obligation on the consolidated balance sheets. Future payments under the capital leases, as of December 31, 2014, are as follows (in thousands):

Year ending December 31:
2015	$1,153
2016	1,052
2017	191
Total minimum payments	$2,396

Interest expense recognized in years ended December 31, 2014, 2013 and 2012, is immaterial in relation to these capital lease arrangements.

Other Commitments:    As of December 31, 2014, the Company has several other commitments for telecommunication and data center services and support and maintenance with various expiration dates through the end of 2017 as follows (in thousands):

Year ending December 31:
2015	1,547
2016	833
2017	200
Total minimum payments	$2,580

Indemnification

Under the indemnification provisions of its standard sales contracts, the Company agrees to defend its customers against third-party claims asserting infringement of certain intellectual property rights, which may include patents, copyrights, trademarks, or trade secrets, and to indemnify its customers for certain losses resulting from such claims. In addition, the Company also agrees to indemnify its customers against losses, expenses, and liabilities from damages that may be awarded against them if its applications are found to result in a security breach in certain circumstances. The exposure to the Company under these indemnification provisions could potentially expose it to losses in excess of the amount received under the agreement. It is not possible to determine the maximum potential amount under these indemnification obligations due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. To date, there have been no material claims under such indemnification provisions, and no liability related to these indemnification agreements has been recorded as of December 31, 2014 and 2013.

Legal Matters

In the ordinary course of business, the Company may be involved in lawsuits, claims, investigations, and proceedings consisting of intellectual property, commercial, employment, and other matters. Legal fees and other costs associated with such actions are expensed as incurred. The Company will record a provision for these claims when it is both probable that a liability has been incurred and the amount of the loss, or a range of the potential loss, can be reasonably estimated. These provisions are reviewed regularly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information or events pertaining to a particular case. Litigation accruals are recorded when and if it is determined that a loss is both probable and reasonably estimable. Material loss contingencies that are reasonably possible of occurrence, if any, are subject to disclosures. The Company believes that liabilities associated with any claims, while possible, are not probable, and therefore has not recorded any accrual for any claims as of December 31, 2014. Further, any possible range of loss cannot be reasonably estimated at this time.

8. Bank Borrowings and Extinguishment of Debt

As of December 31, 2014, the Company has repaid all amounts outstanding related to all bank borrowings using proceeds from the IPO. Bank borrowings consist of the following as of December 31, 2013 (in thousands):

December 31, 2013
Bank borrowings:
Revolving line of credit	$1,600
Equipment financing facility	145
Term loans	4,640
Total	6,385
Less: current portion	3,471
Bank borrowings, net of current portion	$2,914

In 2005, the Company entered into a loan and security agreement, as amended, with a lender. The agreement, as amended, provides for borrowings up to $15.0 million in revolving loans subject to a borrowing base of trailing three months subscription revenue. Borrowings under the revolving line of credit bear interest at the prime rate plus 1.25% per annum (prime rate was 3.25% per annum as of December 31, 2014 and 2013). The drawdown on the revolving line of credit can be made until March 2015 and must be repaid on or before March 2015. As of December 31, 2014, no amounts were outstanding on the revolving loans and up to $15.0 million was available for drawdown, subject to borrowing base limitations.

The agreement also provided an equipment financing facility for the purchase of equipment through March 31, 2011, with a repayment period of 36 months from the date of advance. The equipment financing facility is nonrevolving, and repaid equipment advances may not be reborrowed. As of December 31, 2014 and 2013, the interest rate for borrowings under the facility was 5.5% per annum. As of December 31, 2014, the facility has been repaid in full and no amount remains available to be borrowed. As of December 31, 2013, $0.1 million was outstanding.

In July 2012, the Company entered into an amendment to its credit facility with the same lender to borrow $3.0 million term loans with a repayment period of 36 months including interest and principal. This loan bears interest at a fixed rate of 5.5% per annum. In August 2013, the Company entered into another amendment to its credit facility with the same lender to borrow an additional $3.0 million in term loans with a repayment period of 42 months including interest only payments for the first six months and equal monthly payments including principal and interest for the next 36 months. This loan bears interest at a fixed rate of 5.0% per annum. As of December 31, 2014, the term loans have been repaid in full. As of December 31, 2013, $4.6 million was outstanding on the term loans.

9. Net Loss per Share

On September 18, 2014, the Company effected a one-for-ten reverse stock split of all outstanding shares, including common stock and convertible preferred stock. Any fractional shares of common stock, convertible preferred stock, stock options, RSUs and preferred stock warrants resulting from the reverse stock split were settled in cash equal to the fraction of a share, option, RSU or warrant of which the holder was entitled. All information related to common stock, convertible preferred stock, stock options, RSUs, preferred stock warrants and per share information presented in the consolidated financial statements has been adjusted to reflect the stock split on a retroactive basis for all periods presented and all share information is rounded down to the nearest whole share after reflecting the reverse stock split.

The Company computes net loss per share of common stock in conformity with the two-class method required for participating securities. The Company considers all series of the Company’s convertible preferred stock to be participating securities as the holders of the preferred stock were entitled to receive a noncumulative dividend on a pari passu basis in the event that a dividend is paid on common stock. The holders of all series of convertible preferred stock did not have a contractual obligation to share in the losses of the Company. As such, the Company’s net losses for the years ended December 2014, 2013 and 2012, were not allocated to these participating securities.

Basic net loss per share is computed by dividing total net income (loss) attributable to common stockholders by the weighted-average common shares outstanding. The weighted-average common shares outstanding is adjusted for shares subject to repurchase.

Diluted net income (loss) per share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding including potential dilutive common stock instruments. In the years ended December 31, 2014, 2013 and 2012, the Company’s potential common stock instruments such as stock options, RSUs, shares of preferred stock and the preferred stock warrants were not included in the computation of diluted net loss per share as the effect of including these shares in the calculation would have been anti-dilutive.

The following table presents the calculation of the numerators and denominators of the basic and diluted net income (loss) per share for periods presented (in thousands, except per share amounts).

	Year Ended December 31,
	2014	2013	2012
Basic and diluted net loss per share:
Numerator:
Net loss	$(6,975)	$(1,181)	$(6,521)
Net loss attributable to common stockholders	$(6,975)	$(1,181)	$(6,521)
Denominator:
Weighted average shares used	12,802	7,263	7,449
Less: Weighted-average shares subject to repurchase	-	-	(800)
Weighted-average shares used to compute basic and diluted net loss per share	12,802	7,263	6,649
Basic and diluted net loss per share	$(0.54)	$(0.16)	$(0.98)

The following potential common shares were excluded from the calculation of diluted loss per share attributable to common stockholders because their effect would have been anti-dilutive for the periods presented (in thousands):

	Year Ended December 31,
	2014	2013	2012
Convertible preferred stock	10,923	14,445	14,444
Stock options	5,233	4,662	4,033
RSUs	723	224	-
Shares subject to repurchase	-	-	800
Convertible preferred stock warrants	-	113	120
	16,879	19,444	19,397

10. Stock Warrants

The Company issued 113,457 warrants to purchase shares of convertible preferred stock at various times between the years ended December 31, 2006 and 2010, in connection with various financing arrangements. Immediately prior to the closing of the Company’s IPO on October 3, 2014, all 113,457 convertible preferred stock warrants were automatically converted into common stock warrants to purchase shares of common stock. The fair value of the common stock warrants as of October 3, 2014, estimated to be $0.7 million using the Black-Scholes option pricing model, was reclassified to additional paid in capital. The Company determined the fair value of the common stock warrants at October 3, 2014, December 31, 2013, and December 31, 2012 using the Black-Scholes option pricing model with the following weighted average assumptions:

	October 3,	December 31,
	2014	2013	2012
Dividend rate	-%	-%	-%
Risk-free interest rate	1.2%	1.5%	0.8%
Remaining contractual term (in years)	3.6	4.3	5.1
Expected volatility	40%	40%	50%

As of December 31, 2014, all warrants were exercised. As of December 31, 2013, the following warrants were issued and outstanding (in thousands except exercise price per share):

Date Issued	Number of Warrants Issued and Outstanding	Class	Exercise Price per Share	Expiration Date	Fair Value
December 2007	23	Preferred Series BB	$6.50	Earlier of 2014 or liquidation event	$129
November 2008	54	Preferred Series BB	$6.50	Earlier of 2018 or liquidation event	371
March 2009	21	Preferred Series BB	$6.50	Earlier of 2019 or liquidation event	151
March 2010	15	Preferred Series BB	$6.50	Earlier of 2020 or liquidation event	109
	113				$760

During the year ended December 31, 2014, there was a cashless exercise of these warrants, whereby 59,152 common stock shares were issued to the warrant holders. During the year ended December 31, 2013, there was a cashless exercise of 6,154 warrants, whereby 1,524 shares of Series AA convertible preferred stock were issued to the warrant holders.

11. Convertible Preferred Stock

Immediately prior to the closing of the IPO, all shares of the Company’s then-outstanding convertible preferred stock automatically converted into an aggregate of 14.4 million shares of common stock.

As of December 31, 2013, convertible preferred stock comprised the following (in thousands):

	December 31, 2013
	Shares Authorized	Shares Issued and Outstanding	Net Proceeds	Liquidation Preference
Series AA	7,437	7,384	47,236	47,994
Series BB	5,629	5,461	35,149	35,500
Series CC	800	800	9,937	10,000
Series DD	800	800	9,902	10,000
Total	14,666	14,445	102,224	103,494

12. Stockholders’ Equity (Deficit)

On September 18, 2014, the Company’s board of directors and stockholders approved an increase to the authorized common stock to 150,000,000 shares and authorized 5,000,000 shares of undesignated preferred stock which became effective in connection with the completion of the IPO of the Company’s common stock on October 3, 2014. In addition, in accordance with the conversion rights of preferred stock, the holders of preferred stock elected to automatically convert the preferred stock to common stock. The conversion subsequently became effective immediately prior to the effective date of the Company’s IPO.

Equity Incentive Plans

On September 18, 2014, the Company’s board of directors and stockholders adopted the 2014 Equity Incentive Plan (“2014 Plan”), which became effective upon the IPO of the Company’s common stock on October 3, 2014. At the time of completion of the IPO, any shares of common stock reserved for issuance and any shares of common stock which are forfeited, cancelled or terminated, other than by exercise, under the 2009 Plan became available for issuance under the 2014 Plan. The 2009 Plan was canceled and the maximum number of shares to be added to the 2014 Plan from the 2009 Plan was 5,800,000 shares, subject to annual increases under such plan.

Prior to the 2014 Plan, the equity incentive plans consisted of the 1999 Stock Plan (the 1999 Plan), 2001 Stock Plan (the 2001 Plan) and 2009 Equity Incentive Plan (the 2009 Plan). The 1999 Plan expired during the year ended December 31, 2009, and the 2001 Plan expired during the year ended December 31, 2011, and further stock option grants cannot be made from these plans. Upon expiration of the 1999 Plan, the Company adopted the 2009 Plan. The remaining shares available for grant under the 1999 Plan were transferred to the 2009 Plan. Upon expiration of the 2001 Plan, remaining shares available for grant under 2001 Plan were cancelled. The 2009 Plan provided for the issuance of stock options, RSUs, stock appreciation rights and restricted stock awards.

Stock options granted under the 2009 Plan vest over the periods determined by the Board of Directors, generally four years, and expire no more than ten years after the date of grant. In the case of an incentive stock option granted to an employee, who at the time of grant, owns stock representing more than 10% of the total combined voting power of all classes of stock, the exercise price shall be no less than 110% of the fair value per share on the date of grant, and expire five years from the date of grant, and for options granted to any other employee, the per share exercise price shall be no less than 100% of the fair value per share on the date of grant. Stock options become exercisable at such times and under such conditions as determined by the board of directors. RSUs, stock appreciation rights and restricted stock awards are granted under such conditions as determined by the board of directors.

As of December 31, 2014 and 2013, the Company was authorized to grant up to 7,873,253 and 5,024,976 shares, respectively, under equity incentive plans.

Employee Stock Purchase Plan

On September 18, 2014, the Company’s board of directors and stockholders adopted the 2014 Employee Stock Purchase Plan (“2014 ESPP”). A total of 500,000 shares of common stock were initially reserved for future issuance under the 2014 ESPP. As of December 31, 2014, no purchase has been made pursuant to the 2014 ESPP and 500,000 shares remain available for future issuance. There has been no stock-based compensation expense recorded as of December 31, 2014 related to the ESPP.

Determining the Fair Values of Stock Options

The per-share weighted-average fair value of the options granted to employees and non-employees was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	December 31,
	2014	2013	2012
Dividend rate	-%	-%	-%
Risk-free interest rate	2.0%	1.0%	1.0%
Expected term (in years)	6.0	6.1	6.0
Expected volatility	40%	49%	50%
Weighted average grant date fair value	$4.97	$4.05	$3.37

The weighted-average valuation assumptions were determined as follows:

•
Risk-free interest rate: The Company bases the risk-free interest rate on the interest rate payable on U.S. Treasury securities in effect at the time of grant for a period that is commensurate with the assumed expected option term.

•
Expected term of options: The Company estimated the expected term of stock options with service-based vesting using the "simplified" method, as prescribed in SAB No. 107, whereby the expected life equals the arithmetic average of the vesting term and the original contractual term of the option due to lack of sufficient historical data.

•
Expected stock price volatility: The Company determined the price volatility factor based on the historical volatilities of its peer group as there is insufficient trading history for our common stock. To determine the peer group of companies, the Company considered public enterprise cloud application providers and selected those that are similar in size, stage of life cycle, and financial leverage. The Company did not rely on implied volatilities of traded options in industry peers’ common stock because the volume of activity was relatively low. The Company intends to continue to consistently apply this process using the same or similar public companies until a sufficient amount of historical information regarding the volatility of its own common stock share price becomes available, or unless circumstances change such that the identified companies are no longer similar, in which case, more suitable companies whose share prices are publicly available would be utilized in the calculation.

A summary of stock option activity for the year ended December 31, 2014 is as follows (in thousands, except per share amounts and contractual term):

		Options Outstanding
	Shares Available for Grant	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value(1)
Balance as of December 31, 2013	139	4,662	$5.56	6.1	$24,412
Increase in share authorized	2,700	-
Options granted	(1,076)	1,076	12.02
RSU granted	(502)	-
Options exercised	-	(353)	3.99
Options forfeited or expired	152	(152)	7.16
RSU forfeited	3	-
Balance as of December 31, 2014	1,416	5,233	$6.95	6.2	$27,483
Vested and expected to vest - December 31, 2014		4,983	$6.77	6.0	$27,079
Vested - December 31, 2014		3,419	$5.27	4.8	$23,710

(1)
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock option awards and the assessed fair value of the Company’s common stock as of December 31, 2014 and 2013.

The intrinsic value of options exercised during the year ended December 31, 2014, 2013 and 2012 was $2.8 million, $0.9 million and $5.2 million, respectively. The fair value of stock options vested during the year ended December 31, 2014, 2013 and 2012, was $3.0 million, $1.6 million and $1.2 million, respectively. As of December 31, 2014, $6.4 million of total unrecognized compensation expense related to stock options was expected to be recognized over a weighted-average remaining vesting period of 2.6 years.

The following table summarizes the activity related to the Company’s RSUs for the year ended December 31, 2014:

	Number of RSUs	Weighted-Average Fair Value per Share(1)
	(in thousands)
Balance as of December 31, 2013	224	$12.20
Restricted stock units granted	502	$11.97
Restricted stock units forfeited	(3)	$12.03
Balance as of December 31, 2014	723	$12.04

(1)	Represents assessed fair value of RSUs.

As the Company completed its IPO on October 8, 2014, $4.4 million of stock-based compensation expense was recognized during the fourth quarter of fiscal year 2014.  As of December 31, 2014, total unrecognized compensation expense, net of forfeitures, related to RSUs was $4.8 million, and will be recognized over a weighted-average period of approximately 1.8 years.

13. Common Stock Reserved For Future Issuance

Common stock reserved for future issuance as of December 31, 2014 and 2013, is as follows (in thousands):

	December 31,
	2014	2013
Issuances under equity incentive plan	7,873	5,025
Conversion of convertible preferred stock	-	14,445
Issuances upon exercise of convertible preferred stock warrants	-	113
Total	7,873	19,583

14. Employee Benefit Plans

401(k) Retirement Plan.    The Company has a 401(k) retirement plan that covers substantially all of its U.S. employees. The 401(k) plan provides for voluntary salary deductions of up to 100% of eligible participants’ annual compensation, subject to the maximum allowed by law. The Company does not provide matching contributions.

Non-U.S. Pension Benefits.    The Company also provides a defined benefit pension plan to its employees in India. Consistent with the requirements of local law, funds are deposited for the pension plan with an insurance company and the Company accrues for the unfunded portion of the obligation, which is not significant.

15. Related-Party Transactions

The Company recorded revenue from a major financial institution, which is a significant stockholder, totaling $12.3 million, $10.4 million and $10.6 million, during the year ended December 31, 2014, 2013 and 2012, respectively. That financial institution comprised 20% and 17% of total accounts receivable as of December 31, 2014 and 2013, respectively.

The Company recorded revenue of $1.3 million, $0.8 million and $0.5 million, from other related parties during the year ended December 2014, 2013 and 2012, respectively. Total accounts receivable from other related parties as of December 31, 2014 and 2013, was not significant.

16. Income Taxes

The components of the provision for (benefit from) income taxes from continuing operations consist of the following (in thousands):

	Year Ended December 31,
	2014	2013	2012
Current:
Federal	$-	$(104)	$16
State	-	-	-
Foreign	1,794	1,529	1,099
Total current	1,794	1,425	1,115
Deferred:
Foreign	9	14	(24)
Total deferred	9	14	(24)
Total provision for income taxes	$1,803	$1,439	$1,091

The Company’s geographical breakdown of its income (loss) from continuing operations before provision for income taxes is as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Domestic	$(8,203)	$(1,688)	$(7,237)
Foreign	3,031	1,946	1,807
Income (loss) from continuing operations before provision for (benefit from) income taxes	$(5,172)	$258	$(5,430)

Net deferred tax assets consist of the following (in thousands):

	December 31,
	2014	2013
Deferred tax assets:
Net operating loss carryforward	$50,170	$52,307
Accruals and other	2,830	1,284
Depreciation and amortization	274	-
Deferred revenue	1,978	2,412
Income tax credits	3,564	3,606
Gross deferred tax asset	58,816	59,609
Valuation allowance	(58,745)	(58,780)
Net deferred tax assets	71	829
Deferred tax liabilities:
Depreciation and amortization	-	(744)
Total deferred tax liabilities	-	(744)
Net deferred tax assets	$71	$85

Reconciliations of the statutory federal income tax to the Company’s effective tax consist of the following (in thousands):

	Year Ended December 31,
	2014	2013	2012
Tax at statutory federal rate	$(1,810)	$90	$(1,902)
State tax—net of federal benefit	(43)	15	(460)
Impact of foreign taxes	871	628	432
Nondeductible stock-based compensation	738	455	437
Nondeductible permanent items	(26)	73	41
Foreign income inclusion	186	34	358
Release of uncertain tax position	(104)	(110)	-
Warrant revaluation	(10)	110	-
Other	-	7	50
Valuation allowance	2,001	137	2,135
Provision for income taxes	$1,803	$1,439	$1,091

As of December 31, 2014, the Company had net operating loss carryforwards of approximately $162.0 million and $90.1 million to offset federal and state future taxable income, respectively. Of these amounts, $4.3 million and $3.1 million, respectively, represent federal and state tax deductions from stock-based compensation, which will be recorded as an adjustment to additional paid-in capital when they reduce taxes payable. The federal and state net operating loss carryforwards will expire beginning in 2019 and 2015, respectively. In addition, the Company has federal research tax credits of $3.1 million and state research tax credits of $4.4 million. The federal research tax credits will expire beginning in 2022. The state credits may be carried forward indefinitely.

Utilization of the Company’s net operating loss carryforwards is subject to substantial annual limitations due to ownership change limitations imposed by Section 382 of the Internal Revenue Code (“IRC”) and similar state provisions. Such an annual limitation could result in the expiration of the net operating losses before utilization. The Company believes a change of control occurred in August 2002, as defined by Sections 382 and 383 of the IRC, which resulted in a forfeiture of a significant portion of the Company’s net operating loss and credit carryforwards. The deferred tax assets related to these tax attributes have been reduced accordingly.

The tax benefit of operating losses, temporary differences, and credit carryforwards is recorded as a deferred tax asset to the extent that management assesses that realization is “more likely than not.” Realization of the future tax benefit is dependent upon the Company’s ability to generate sufficient taxable income within the carryforward period. Because of the Company’s history of domestic losses, management believes that recognition of its federal and state deferred tax assets arising from the above mentioned tax benefit is not currently more likely than not to be realized, and accordingly, the Company’s domestic deferred tax assets have been fully offset by a valuation allowance.

The Company has not provided U.S. income tax on certain foreign earnings that are deemed to be permanently reinvested outside the U.S. As of December 31, 2014 and 2013, the amount of accumulated unremitted earnings from the Company’s foreign subsidiaries is approximately $5.8 million and $3.6 million, respectively. Determination of the amount of unrecognized deferred tax liability related to these earnings is not practicable.

A reconciliation of the beginning and ending balances of the unrecognized tax benefit during the years ended December 31, 2014, 2013 and 2012 is as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Unrecognized benefit—beginning of year	$14,648	$13,309	$12,616
Gross increases—current year tax positions	890	1,061	623
Gross increases—prior year tax positions	-	365	70
Gross decreases—lapse of prior year statute of limitation	(117)	(87)	-
Gross decreases—prior year tax positions settlement	(124)	-	-
Unrecognized benefit—end of year	$15,296	$14,648	$13,309

The total amount of unrecognized tax benefit that would affect the Company’s effective tax rate is $1.8 million as of December 31, 2014. The Company accounts for any applicable interest and penalties on uncertain tax positions as a component of income tax expense. The amount accrued as of December 31, 2014 and 2013 for interest and penalties was $1.1 million and $1.2 million, respectively. The amount of interest and penalties that the Company recognized in the consolidated statement of operations during the years ended December 31, 2014, 2013, and 2012 was $0.3 million, $0.4 million, and $0.2 million, respectively.

The Company’s tax jurisdictions are the United States, various state jurisdictions, India, United Kingdom, Australia, and Canada. The tax years 1999 through 2014 remain open and subject to examination by the appropriate governmental agencies in the U.S. due to tax attribute carryforwards and the tax years 2005 through 2014 remain open to examination in various foreign jurisdictions.

17. Information About Geographic Areas

Revenue by geography is based on the billing address of the customer. The following table sets forth revenue by geographic area (in thousands):

	Year Ended December 31,
	2014	2013	2012
United States	$76,403	$60,419	$49,909
International(1)	12,678	9,741	7,885
Total	$89,081	$70,160	$57,794

(1)	No foreign country accounted for more than 10% of total revenue.

The following table sets forth long-lived assets by geographic area (in thousands):

	December 31,
	2014	2013
United States	$6,537	$5,194
India	2,231	857
Other	713	246
Total	$9,481	$6,297

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

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

(b) Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the period covered by this Annual Report on Form 10-K that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(c) Management’s Report on Internal Control over Financial Reporting

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Item 9B.  Other Information

None.

PART III.

Item 10.  Directors, Executive Officers and Corporate Governance

The information required by this item will be included under the caption “Directors, Executive Officers and Corporate Governance” in our Proxy Statement for the 2015 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2014 (2015 Proxy Statement) and is incorporated herein by reference. The information required by this item regarding delinquent filers pursuant to Item 405 of Regulation S-K will be included under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2015 Proxy Statement and is incorporated herein by reference.

Item 11.  Executive Compensation

The information required by this item will be included under the captions “Director Compensation,” “Executive Compensation” and “Directors, Executive Officers and Corporate Governance—Corporate Governance and Board Matters—Compensation Committee Interlocks and Insider Participation” in the 2015 Proxy Statement and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be included under the captions “Common Stock Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the 2015 Proxy Statement and is incorporated herein by reference.

Item 13.  Certain Ownership and Related Transactions and Director Independence

The information required by this item will be included under the captions “Certain Relationships and Related Transactions” and “Directors, Executive Officers and Corporate Governance—Corporate Governance and Board Matters—Director Independence” in the 2015 Proxy Statement and is incorporated herein by reference.

Item 14.  Principal Accounting Fees and Services

The information required by this item will be included under the caption “Independent Registered Public Accounting Firm” in the 2015 Proxy Statement and is incorporated herein by reference.

PART IV.

Item 15.  Exhibits, Financial Statement Schedules

(a) We have filed the following documents as part of this Annual Report on Form 10-K:

1.  Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm
Financial Statements:
Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statements of Comprehensive Loss
Consolidated Statements of Convertible Preferred Stock and Stockholders' Equity/(Deficit)
Consolidated Statements of Cash Flows

2. Financial Statement Schedules

None, as all information required in these schedules is included in the notes to our financial statements.

3. Exhibits

See the Exhibit Index following the signature page to this Annual Report on Form 10-K for a list of exhibits filed or furnished with this report, which Exhibit Index is incorporated herein by reference.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated March 4, 2015	Yodlee, Inc.
	By:	/s/: ANIL ARORA
Anil Arora
Director, President and Chief Executive Officer
(Principle Executive Officer)

Dated March 4, 2015	By:	/S/: MICHAEL ARMSBY
Michael Armsby
Chief Financial Officer
(Principle Accounting and Financial Officer)

POWER OF ATTORNEY

Each person whose signature appears below hereby constitutes and appoints Anil Arora and Michael Armsby, and each of them, with full power of substitution and resubstitution and full power to act without the other, as such person’s true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, and full power to act without the other, for such person and in such person’s name, place and stead and o sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them or their substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Act of 1933, this registration statement has been signed by the following persons in the capacities and on the dates indicated below:

Signature	Title	Date

	Director, President and Chief Executive Officer (Principal Executive Officer)	March 4, 2015
Anil Arora
	Chief Financial Officer (Principal Accounting and Financial Officer)	March 4, 2015
Michael Armsby
	Director	March 4, 2015
Gayle Crowell
	Director	March 4, 2015
Bruce C. Felt, Jr.
	Director	March 4, 2015
William Harris, Jr.
	Director	March 4, 2015
Patrick T. Hackett
	Director	March 4, 2015
Mark Jung

Exhibit Index

Exhibit		Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the Registrant, as currently in effect	S-1	333-197116	3.2	June 30, 2014

3.2	Amended and Restated Bylaws of the Registrant, as currently in effect	S-1	333-197116	3.4	June 30, 2014

4.1	Specimen Common Stock Certificate of the Registrant	S-1	333-197116	4.1	September 22, 2014

4.2	Ninth Amended and Restated Investors’ Rights Agreement, dated April 27, 2012, by and among the Registrant and certain holders of the Registrant’s capital stock party thereto	S-1	333-197116	4.2	June 30, 2014

10.1+	1999 Stock Plan	S-1	333-197116	10.2	September 22, 2014

10.2+	Form of Stock Option Agreement under 1999 Stock Plan	S-1	333-197116	10.3	June 30, 2014

10.3+	2001 Stock Plan	S-1	333-197116	10.4	September 22, 2014

10.4+	Form of Stock Option Agreement under 2001 Stock Plan	S-1	333-197116	10.5	June 30, 2014

10.5+	2009 Equity Incentive Plan	S-1	333-197116	10.6	September 22, 2014

10.6+	Form of Stock Option Agreement under 2009 Equity Incentive Plan	S-1	333-197116	10.7	June 30, 2014

10.7+	Form of Restricted Stock Unit Award Agreement under 2009 Equity Incentive Plan	S-1	333-197116	10.8	June 30, 2014

10.8+	2014 Equity Incentive Plan	S-1	333-197116	10.9	September 22, 2014

10.9+	Form of Stock Option Award Agreement under 2014 Equity Incentive Plan	S-1	333-197116	10.10	September 22, 2014

10.10+	Form of Restricted Stock Unit Award Agreement under 2014 Equity Incentive Plan	S-1	333-197116	10.11	September 22, 2014

10.11+	Form of Restricted Stock Award Agreement under 2014 Equity Incentive Plan	S-1	333-197116	10.12	September 22, 2014

10.12+	2014 Employee Stock Purchase Plan	S-1	333-197116	10.13	September 22, 2014

10.13+	Executive Incentive Compensation Plan	S-1	333-197116	10.14	July 18, 2014

10.14+	Offer Letter, dated January 27, 2000, by and between the Registrant and Anil Arora	S-1	333-197116	10.15	June 30, 2014

10.15+	Offer Letter, dated April 8, 2013, by and between the Registrant and Michael Armsby	S-1	333-197116	10.16	June 30, 2014

10.16+	Offer Letter, dated September 28, 2007, by and between the Registrant and William Parsons	S-1	333-197116	10.17	June 30, 2014

10.17	Lease Agreement between the Registrant and Westport Office Park, LLC, dated August 31, 2001, as amended on August 7, 2003, June 30, 2007, August 1, 2009 and May 17, 2010	S-1	333-197116	10.18	June 30, 2014

10.17.1	Fifth Amendment to Lease Agreement between the Registrant and Westport Office Park, LLC, dated October 23, 2014	8-K	001-36639	10.18.1	November 3, 2014

10.18	Lease Agreement between Yodlee Infotech Private Limited and NSL Properties Private Limited, Mr. M. Venkataramaiah and Mrs. M. Rama Devi, dated April 16, 2012	S-1	333-197116	10.19	June 30, 2014

10.19	Lease Agreement between Yodlee Infotech Private Limited and M/s. Omtek Technology Park Private Limited, dated December 1, 2012	S-1	333-197116	10.20	June 30, 2014

10.20	Lease Agreement between Yodlee Infotech Private Limited and M/s. Omtek Technology Park Private Limited, dated April 1, 2014	S-1	333-197116	10.21	June 30, 2014

10.21†	Amended and Restated General Services Agreement, dated May 12, 2014, by and between the Registrant and Bank of America, N.A.	S-1	333-197116	10.22	June 30, 2014

10.21.1†	Amendment to the General Services Agreement, dated June 30, 2014, by and between the Registrant and Bank of America, N.A.	S-1	333-197116	10.22.1	July 18, 2014

10.22	Amended and Restated Loan and Security Agreement, dated July 11, 2011, by and between the Registrant and Silicon Valley Bank, as amended on March 2, 2012, July 12, 2012, February 28, 2013, August 2013 and February 2014.	S-1	333-197116	10.24	June 30, 2014

21.1	List of Subsidiaries of the Registrant

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm

24.1	Power of Attorney (see the signature page to this Annual Report on Form 10-K)

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350

101.INS††	XBRL Instance Document

101.SCH††	XBRL Taxonomy Extension Schema Document

101.CAL††	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF††	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB††	XBRL Taxonomy Extension Label Linkbase Document

101.PRE††	XBRL Taxonomy Extension Presentation Linkbase Document

+	Indicates a management contract or compensatory plan.

†	Portions of have been granted confidential treatment by the SEC.

††
XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not otherwise subject to liability under these Sections.