Form 10-K/A
period 2014-12-31
YODLEE INC
filed 2015-03-06
CIK 1161315

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________

FORM 10-K/A
(Amendment No. 1)
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

EXPLANATORY NOTE

Yodlee, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A to its Annual Report on Form 10-K for the year ended December 31, 2014 (this “Amendment”) solely to amend the signature page to provide conformed signatures, which were inadvertently omitted from the original Form 10-K filed on March 4, 2015 (the “Original Form 10-K”). The original signature page was fully executed and in the Company’s possession at the time of the filing of the Original Form 10-K. In addition, the Company is including in this Amendment currently dated certifications from its Chief Executive Officer and Chief Financial Officer as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 as Exhibits 31.1 and 31.2 and Exhibit 32.1, respectively. Except as described above, this Amendment does not modify or update disclosures presented in the Original Form 10-K, nor does it reflect events occurring after the filing of the Original Form 10-K or modify or update those disclosures.

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

YODLEE, INC.

Dated March 4, 2015	By:	/s/: ANIL ARORA
Anil Arora
Director, President and Chief Executive Officer
(Principal Executive Officer)

Dated March 4, 2015	By:	/s/: MICHAEL ARMSBY
Michael Armsby
Chief Financial Officer
(Principal Accounting and Financial Officer)

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

Pursuant to the requirements of the Securities Act of 1933, this registration statement has been signed by the following persons in the capacities and on the dates indicated below:

Signature	Title	Date

/s/: ANIL ARORA	Director, President and Chief Executive Officer (Principal Executive Officer)	March 4, 2015
Anil Arora
/s/: MICHAEL ARMSBY	Chief Financial Officer (Principal Accounting and Financial Officer)	March 4, 2015
Michael Armsby
/s/: GAYLE CROWELL	Director	March 4, 2015
Gayle Crowell
/s/: BRUCE C. FELT, JR.	Director	March 4, 2015
Bruce C. Felt, Jr.
/s/: WILLIAM HARRIS, JR.	Director	March 4, 2015
William Harris, Jr.
/s/: PATRICK T. HACKETT	Director	March 4, 2015
Patrick T. Hackett
/s/: MARK JUNG	Director	March 4, 2015
Mark Jung

Exhibit Index

Exhibit		Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the Registrant, as currently in effect	S-1	333-197116	3.2	June 30, 2014

3.2	Amended and Restated Bylaws of the Registrant, as currently in effect	S-1	333-197116	3.4	June 30, 2014

4.1	Specimen Common Stock Certificate of the Registrant	S-1	333-197116	4.1	September 22, 2014

4.2	Ninth Amended and Restated Investors’ Rights Agreement, dated April 27, 2012, by and among the Registrant and certain holders of the Registrant’s capital stock party thereto	S-1	333-197116	4.2	June 30, 2014

10.1+	1999 Stock Plan	S-1	333-197116	10.2	September 22, 2014

10.2+	Form of Stock Option Agreement under 1999 Stock Plan	S-1	333-197116	10.3	June 30, 2014

10.3+	2001 Stock Plan	S-1	333-197116	10.4	September 22, 2014

10.4+	Form of Stock Option Agreement under 2001 Stock Plan	S-1	333-197116	10.5	June 30, 2014

10.5+	2009 Equity Incentive Plan	S-1	333-197116	10.6	September 22, 2014

10.6+	Form of Stock Option Agreement under 2009 Equity Incentive Plan	S-1	333-197116	10.7	June 30, 2014

10.7+	Form of Restricted Stock Unit Award Agreement under 2009 Equity Incentive Plan	S-1	333-197116	10.8	June 30, 2014

10.8+	2014 Equity Incentive Plan	S-1	333-197116	10.9	September 22, 2014

10.9+	Form of Stock Option Award Agreement under 2014 Equity Incentive Plan	S-1	333-197116	10.10	September 22, 2014

10.10+	Form of Restricted Stock Unit Award Agreement under 2014 Equity Incentive Plan	S-1	333-197116	10.11	September 22, 2014

10.11+	Form of Restricted Stock Award Agreement under 2014 Equity Incentive Plan	S-1	333-197116	10.12	September 22, 2014

10.12+	2014 Employee Stock Purchase Plan	S-1	333-197116	10.13	September 22, 2014

10.13+	Executive Incentive Compensation Plan	S-1	333-197116	10.14	July 18, 2014

10.14+	Offer Letter, dated January 27, 2000, by and between the Registrant and Anil Arora	S-1	333-197116	10.15	June 30, 2014

10.15+	Offer Letter, dated April 8, 2013, by and between the Registrant and Michael Armsby	S-1	333-197116	10.16	June 30, 2014

10.16+	Offer Letter, dated September 28, 2007, by and between the Registrant and William Parsons	S-1	333-197116	10.17	June 30, 2014

10.17	Lease Agreement between the Registrant and Westport Office Park, LLC, dated August 31, 2001, as amended on August 7, 2003, June 30, 2007, August 1, 2009 and May 17, 2010	S-1	333-197116	10.18	June 30, 2014

10.17.1	Fifth Amendment to Lease Agreement between the Registrant and Westport Office Park, LLC, dated October 23, 2014	8-K	001-36639	10.18.1	November 3, 2014

10.18	Lease Agreement between Yodlee Infotech Private Limited and NSL Properties Private Limited, Mr. M. Venkataramaiah and Mrs. M. Rama Devi, dated April 16, 2012	S-1	333-197116	10.19	June 30, 2014

10.19	Lease Agreement between Yodlee Infotech Private Limited and M/s. Omtek Technology Park Private Limited, dated December 1, 2012	S-1	333-197116	10.20	June 30, 2014

10.20	Lease Agreement between Yodlee Infotech Private Limited and M/s. Omtek Technology Park Private Limited, dated April 1, 2014	S-1	333-197116	10.21	June 30, 2014

10.21†	Amended and Restated General Services Agreement, dated May 12, 2014, by and between the Registrant and Bank of America, N.A.	S-1	333-197116	10.22	June 30, 2014

10.21.1†	Amendment to the General Services Agreement, dated June 30, 2014, by and between the Registrant and Bank of America, N.A.	S-1	333-197116	10.22.1	July 18, 2014

10.22	Amended and Restated Loan and Security Agreement, dated July 11, 2011, by and between the Registrant and Silicon Valley Bank, as amended on March 2, 2012, July 12, 2012, February 28, 2013, August 2013 and February 2014.	S-1	333-197116	10.24	June 30, 2014

21.1	List of Subsidiaries of the Registrant

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm

24.1	Power of Attorney (see the signature page to this Annual Report on Form 10-K)

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350

101.INS††	XBRL Instance Document

101.SCH††	XBRL Taxonomy Extension Schema Document

101.CAL††	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF††	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB††	XBRL Taxonomy Extension Label Linkbase Document

101.PRE††	XBRL Taxonomy Extension Presentation Linkbase Document

+	Indicates a management contract or compensatory plan.

†	Portions of have been granted confidential treatment by the SEC.

††
XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not otherwise subject to liability under these Sections.