Form 10-Q
period 2015-03-31
YODLEE INC
filed 2015-05-07
CIK 1161315

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________

FORM 10-Q

____________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES  ☐    NO   ☒

The number of shares of the registrant’s common stock outstanding as of April 30, 2015 was 29,643,588.

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

•	our financial performance;

•	sources of our future revenue;

•	the results of our investments in research and development, our data center and other infrastructure;

•	our ability to realize operating efficiencies;

•	the advantages of our solutions as compared to those of others;

•	our ability to establish and maintain intellectual property rights;
•	our ability to develop additional applications and services;
•	the ability of our products to accomplish the objectives for which they are designed;
•	our ability to grow our business as planned;
•	our ability to retain and hire necessary employees and appropriately staff our operations, in particular our India operations.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
Yodlee, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except par value)
(Unaudited)

	March 31, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$70,272	$73,520
Accounts receivable, net of allowance for doubtful accounts of $16 and $13 as of March 31, 2015 and December 31, 2014, respectively	13,065	12,229
Accounts receivable—related parties	1,514	3,066
Prepaid expenses and other current assets	4,798	4,425
Total current assets	89,649	93,240
Property and equipment, net	9,799	9,481
Restricted cash	146	146
Goodwill	3,068	3,068
Other assets	1,610	1,609
Total assets	$104,272	$107,544
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,383	$3,278
Accrued liabilities	2,665	2,628
Accrued compensation	4,810	8,927
Deferred revenue, current portion	7,889	6,959
Capital lease obligations, current portion	1,320	1,153
Total current liabilities	20,067	22,945
Deferred revenue, net of current portion	268	293
Capital lease obligations, net of current portion	947	1,243
Other long-term liabilities	3,206	2,986
Total liabilities	24,488	27,467
Stockholders’ equity:
Common stock, $0.001 par value—150,000 shares authorized as of March 31, 2015 and December 31, 2014; 29,402 and 29,264 shares issued and outstanding as of March 31, 2015 and December 31, 2014, respectively	29	29
Preferred stock, $0.001 par value—5,000 shares authorized as of March 31, 2015, and December 31, 2014; none issued and outstanding as of March 31, 2015 and December 31, 2014, respectively	—	—
Additional paid-in capital	441,724	439,275
Accumulated other comprehensive loss	(1,820)	(1,979)
Accumulated deficit	(360,149)	(357,248)
Total stockholders’ equity	79,784	80,077
Total liabilities and stockholders’ equity	$104,272	$107,544

See accompanying notes.

Yodlee, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2015	2014
Revenue(1):
Subscription	$21,581	$16,731
Professional services and other	3,028	3,032
Total revenue	24,609	19,763
Cost of revenue(2):
Subscription	7,090	5,655
Professional services and other	2,351	2,186
Total cost of revenue	9,441	7,841
Gross profit	15,168	11,922
Operating expenses(2):
Research and development	6,707	4,909
Sales and marketing	6,960	4,541
General and administrative	3,940	2,702
Total operating expenses	17,607	12,152
Operating loss	(2,439)	(230)
Other income, net	146	19
Loss before provision for income taxes	(2,293)	(211)
Provision for income taxes	608	377
Net loss	$(2,901)	$(588)
Net loss per share attributable to common stockholders:
Basic and diluted	$(0.10)	$(0.08)
Weighted average shares used to compute net loss per share attributable to common stockholders—basic and diluted	29,374	7,490

(1)
The Company recorded revenue totaling $2.6 million and $2.9 million from related parties during the three months ended March 31, 2015 and 2014, respectively. Refer to Note 11 to these consolidated financial statements for further information.

(2)	Amounts include stock-based compensation expense as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
Cost of revenue—subscription	$286	$42
Cost of revenue—professional services and other	111	22
Research and development	375	48
Sales and marketing	475	63
General and administrative	761	176
Total stock-based compensation expense	$2,008	$351

See accompanying notes.

Yodlee, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2015	2014
Net loss	$(2,901)	$(588)
Other comprehensive income, net of taxes:
Foreign currency translation gain	28	179
Change in unrealized gain on foreign currency contracts designated as cash flow hedges	131	400
Total other comprehensive income, net of taxes	159	579
Comprehensive loss	$(2,742)	$(9)

See accompanying notes.

Yodlee, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities
Net loss	$(2,901)	$(588)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,118	764
Revaluation of warrant liabilities	—	128
Stock-based compensation expense	2,008	351
Changes in operating assets and liabilities:
Accounts receivable, net	716	563
Prepaid expenses and other assets	(269)	(579)
Accounts payable	(321)	700
Accrued liabilities and other long term liabilities	307	222
Accrued compensation	(4,141)	(2,722)
Deferred revenue	905	(3)
Net cash used in operating activities	(2,578)	(1,164)
Cash flows from investing activities
Purchases of property and equipment	(859)	(1,123)
Net cash used in investing activities	(859)	(1,123)
Cash flows from financing activities
Proceeds from bank borrowings	—	2,000
Principal payments on bank borrowings	—	(394)
Proceeds from issuance of common stock upon exercise of stock options	461	256
Principal payments on capital lease obligations	(129)	(220)
Equity offering costs	(143)	(236)
Repurchase of common stock	—	(77)
Net cash provided by financing activities	189	1,329
Net decrease in cash and cash equivalents	(3,248)	(958)
Cash and cash equivalents—beginning of period	73,520	8,134
Cash and cash equivalents—end of period	$70,272	$7,176
Supplemental disclosures of cash flow information:
Cash paid for interest	$33	$9
Cash paid for income taxes	$545	$286
Supplemental disclosures of non-cash investing and financing information:
Property and equipment financed through capital lease	$—	$185
Property and equipment purchased but not paid at period-end	$1,229	$126
Unpaid equity offering costs	$—	$1,498

See accompanying notes.

Yodlee, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. Description of Business and Summary of Significant Accounting Policies

Yodlee, Inc. (“Yodlee” or the “Company”) is a technology and applications platform powering digital financial services in the cloud. The Company refers to its platform as the Yodlee Financial Cloud. The Yodlee Financial Cloud delivers a wide variety of financial applications (“FinApps”) targeted at the retail financial, wealth management, small business, card and other financial solutions sectors. The Company was incorporated in the state of Delaware in February 1999 and is headquartered in Redwood City, California. The Company has wholly-owned subsidiaries in India, Canada and Australia.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and related notes presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. There have been no changes in the Company’s significant accounting policies from those that were disclosed in the Company’s audited consolidated financial statements for the fiscal year ended December 31, 2014.

The unaudited condensed consolidated financial statements include the accounts of Yodlee and its wholly-owned subsidiaries. Intercompany balances and transactions have been eliminated in consolidation. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and reflect, in management’s opinion, all adjustments of a normal, recurring nature that are necessary for the fair statement of the Company’s financial position, results of operations and cash flows for the interim periods, but are not necessarily indicative of the results expected for the full fiscal year or any other period.

The condensed consolidated balance sheet as of December 31, 2014 has been derived from the audited consolidated financial statements at that date but does not include all of the information and notes required by generally accepted accounting principles for complete financial statements.

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

  Recent Accounting Pronouncements

 In May 2014, the Financial Accounting Standards Board (“FASB”) issued an accounting standard update on revenue from contracts with customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The new guidance will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for the Company on January 1, 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is currently evaluating the effect that the new guidance will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

In June 2014, the FASB issued a new accounting standard update on stock-based compensation when the terms of an award provide that a performance target could be achieved after the requisite service period. The new guidance requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. This update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the periods for which the requisite service has already been rendered. The new standard is effective for the Company on January 1, 2016 and can be applied either prospectively or retrospectively to all awards outstanding as of the beginning of the earliest annual period presented as an adjustment to opening retained earnings. Early adoption is permitted. Adoption of this new accounting standard update is expected to have no impact to the Company’s financial statements.

In August 2014, the FASB issued a new accounting standard update which requires management to assess an entity’s ability to continue as a going concern and to provide related disclosures in certain circumstances. Under the new guidance, disclosures are required when conditions give rise to substantial doubt about an entity’s ability to continue as a going concern within one year from the financial statement issuance date. The new standard is effective for the Company on January 1, 2017. Early application is permitted. The adoption of this guidance is not expected to have any impact on the Company’s financial position and results of operations and, at this time, the Company does not expect any impact on its disclosures.

In January 2015, the FASB eliminated the concept of extraordinary items (Subtopic 225-20) as part of its initiative to reduce complexity in accounting standards (the Simplification Initiative). This amendment aims to save time and reduce costs for preparers because they will not have to assess whether a particular event or transaction event is extraordinary (even if they ultimately would conclude it is not). The new standard is effective for the Company on January 1, 2016. A reporting entity may apply the amendments prospectively. A reporting entity also may apply the amendments retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The adoption of this guidance is not expected to have any impact on the Company’s financial position and results of operations and, at this time, the Company does not expect any impact on its disclosures.

In February 2015, the FASB issued an accounting standard update on consolidation which addressed the current accounting for consolidation of certain legal entities. The new guidance places more emphasis in the consolidation evaluation on variable interests other than fee arrangements such as principal investment risk, guarantees of the value of the assets or liabilities of variable interest entities (“VIEs”), written put options on the assets of VIEs, or similar obligations, including some liquidity commitments or agreements (explicit or implicit). Additionally, the amendments in this update reduce the extent to which related party arrangements cause an entity to be considered a primary beneficiary. The new standard is effective for the Company on January 1, 2017 and may be retrospectively applied using a simple or modified approach, recording a cumulative-effect adjustment to equity as of the beginning of the fiscal year of adoption. The adoption of this guidance is not expected to have any impact on the Company’s financial position and results of operations and, at this time, the Company does not expect any impact on its disclosures.

In April 2015, the FASB issued an accounting standard update on intangibles, goodwill and other internal use software which addressed the lack of guidance about a customer’s accounting for fees in a cloud computing arrangement. The new guidance requires that if a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The new standard is effective for the Company on January 1, 2016 and can be applied either prospectively to all arrangements entered into or materially modified after the effective date or retrospectively. The adoption of this guidance is not expected to have any impact on the Company’s financial position and results of operations and, at this time, the Company does not expect any impact on its disclosures.

2. Fair Value Measurements

The Company measures and reports its cash equivalents and foreign currency forward exchange contracts at fair value. Fair value is defined as the exchange price that would be received for an asset or an exit price paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs.

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

 The following tables set forth the fair value of the Company’s financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2015 and December 31, 2014 based on the three-tier fair value hierarchy (in thousands):

	As of March 31, 2015
	Fair Value	Level I	Level II
Assets
Money market funds(1)	$65,972	$65,972	$—
Foreign currency forwards(2)	1	—	1
Total assets measured at fair value	$65,973	$65,972	$1
Liabilities
Foreign currency forwards(3)	116	—	116
Total liabilities measured at fair value	$116	$—	$116

	As of December 31, 2014
	Fair Value	Level I	Level II
Assets
Money market funds(1)	$70,969	$70,969	$—
Foreign currency forwards(2)	5	—	5
Total assets measured at fair value	$70,974	$70,969	$5
Liabilities
Foreign currency forwards(3)	334	—	334
Total liabilities measured at fair value	$334	$—	$334

(1)	Included in cash and cash equivalents in the consolidated balance sheets.
(2)	Included in prepaid and other current assets in the consolidated balance sheets.
(3)	Included in accrued liabilities in the consolidated balance sheets.

The Company did not have any assets or liabilities measured at fair value on a recurring basis requiring Level 3 inputs as of March 31, 2015 or December 31, 2014.

There were no transfers of financial instruments, which are measured at fair value, between Level I, Level II, and Level III during the three months ended March 31, 2015.

3. Derivative Financial Instruments

The Company uses foreign currency forward contracts to reduce its exposure to foreign currency exchange rate changes of the Indian Rupee on certain forecasted operating expenses and on certain existing assets and liabilities.

The contracts typically mature within 12 months, and they are not held for trading purposes. The Company may designate certain of its foreign currency forward contracts as hedging instruments subject to hedge accounting treatment. The Company records all of its derivative instruments at their gross fair value on the condensed consolidated balance sheet, at each balance sheet date.

The accounting for changes in the fair value of a derivative instrument depends on whether the instrument has been designated and qualifies as a cash flow hedge for accounting purposes. For foreign currency forward contracts that are designated and qualify as hedging instruments, the effective portion of the gain or loss on the derivative instrument is reported as a component of accumulated other comprehensive loss ("AOCI") in stockholders’ deficit and reclassified into operating expenses and cost of revenue in the same period during which the hedged transaction affects earnings. The ineffective portion of the gain or loss on the derivative instrument, if any, is recognized in other income, net in the accompanying consolidated statements of operations. To receive hedge accounting treatment, cash flow hedges must be highly effective in offsetting changes to expected future cash flows on hedged transactions. The changes in the time value are excluded from the assessment of hedge effectiveness and are recognized in other income, net in the accompanying consolidated statements of operations.

Gains and losses related to derivative instruments that do not qualify for hedge accounting treatment are recognized in other income, net in the accompanying consolidated statements of operations.

The Company classifies its cash flows from the derivative instruments as operating activities.

Derivative instruments measured at fair value and their classification on the consolidated balance sheets are presented in the following tables (in thousands):

	March 31, 2015		December 31, 2014
	Notional Amount	Fair Value	Notional Amount	Fair Value
Derivative instruments included in prepaid and other current assets:
Derivatives designated as hedging instruments	$477	$1	$2,348	$4
Derivatives not designated as hedging instruments	—	—	935	1
Total	$477	$1	$3,283	$5
Derivative instruments included in accrued liabilities:
Derivatives designated as hedging instruments	$11,310	$78	$6,433	$(220)
Derivatives not designated as hedging instruments	4,458	38	3,222	(114)
Total	$15,768	$116	$9,655	$(334)

Gains (losses) on derivative instruments designated as hedging instruments and their classification on the consolidated statements of operations are presented in the following tables (in thousands):

	Three Months Ended March 31,
	2015	2014
Loss recognized in AOCI–effective portion	$(222)	$(132)
Loss reclassified from AOCI into net loss-effective portion(1)	(71)	(211)
Gain (loss) recognized-ineffective portion and amount excluded from effectiveness testing(2)	75	(92)

(1) Derivatives in Cash Flow Hedging Relationship – Foreign currency forward contracts (in thousands):

	Losses reclassified from AOCI into net loss - effective portion
	Three Months Ended March 31,
Income Statement Location	2015	2014
Cost of sales	$33	$108
Operating expenses	38	103

(2) Included in other income, net.

As of March 31, 2015 and December 31, 2014, the Company estimated that the entire net unrealized loss of $0.2 million and $0.4 million, respectively included in AOCI will be reclassified into earnings within the next 12 months.

The gains recognized in other income, net of foreign currency forward contracts not designated as hedging instruments amounted to $0.1 million and $0.3 million for the three months ended March 31, 2015 and 2014, respectively.

4. Balance Sheet Components

Allowance for Doubtful Accounts

Activity related to the allowance for doubtful accounts consisted of the following (in thousands):

	Three Months Ended March 31, 2015	Year Ended December 31, 2014
Balance, beginning of period	$13	$20
Additions to the allowance	3	129
Write-offs of bad debt	—	(119)
Recovery of previously reserved items	—	(17)
Balance, end of period	$16	$13

Prepaid Expenses and Other Current Assets

           Prepaid expenses and other current assets consist of the following (in thousands):

	March 31, 2015	December 31, 2014
Prepaid expenses	$1,927	$1,846
Refundable tax	629	492
Deferred commissions	959	871
Gain on unsettled foreign currency forward contracts	1	5
Other current assets	1,282	1,211
Prepaid expenses and other current assets	$4,798	$4,425

Property and Equipment, Net

Property and equipment, net consist of the following (in thousands):

	March 31, 2015	December 31, 2014
Computer equipment	$27,831	$26,406
Furniture, fixtures, and equipment	659	716
Leasehold improvements	2,454	2,447
Total property and equipment(1)	30,944	29,569
Less accumulated depreciation and amortization(2)	(21,145)	(20,088)
Property and equipment, net	$9,799	$9,481

(1)	Includes assets under capital lease of $5.4 million and $5.4 million as of March 31, 2015 and December 31, 2014, respectively.
(2)	Includes accumulated amortization of $3.1 million and $2.8 million relating to assets under capital lease as of March 31, 2015 and December 31, 2014, respectively.

Depreciation expense was $1.1 million and $0.8 million for the three months ended March 31, 2015 and 2014, respectively. Included in these amounts were depreciation expenses for assets acquired under capital leases in the amount of $0.3 million and $0.1 million for the three months ended March 31, 2015 and 2014, respectively.

Other Assets

Other assets consist of the following (in thousands):

	March 31, 2015	December 31, 2014
Deferred costs and commissions	683	674
Facility deposits for operating leases	896	891
Others	31	44
Other assets	$1,610	$1,609

Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss, net of tax, are as follows (in thousands):

	March 31, 2015	December 31, 2014
Foreign currency translation adjustments	$1,598	$1,626
Net unrealized loss on foreign currency contracts designated as cash flow hedges	222	353
Total accumulated other comprehensive loss	$1,820	$1,979

5. Other Income, Net

Other income, net consists of the following (in thousands):

	Three Months Ended March 31,
	2015	2014
Interest expense	$(41)	$(121)
Foreign exchange loss	(78)	(164)
Gain on foreign currency forward contracts	245	422
Convertible preferred stock warrants remeasurement	—	(128)
Other non-operating income, net	20	10
Total other income, net	$146	$19

6. Commitments and Contingencies

Operating Leases:    The Company has several operating leases for its office facilities with various expiration dates through March 2022. Rental expenses from these leases are recognized on a straight-line basis through the end of the lease. Under the terms of certain leases, the Company is responsible for certain taxes, insurance, maintenance and management expenses.

Future rental payments under non-cancelable operating leases with initial terms in excess of one year, as of March 31, 2015, are as follows (in thousands):

Year ending December 31:
2015 (remaining nine months)	$1,495
2016	2,812
2017	2,222
2018	1,984
2019	2,043
Thereafter	4,819
Total minimum payments	$15,375

Rent expense during the three months ended March 31, 2015 and 2014, was $0.5 million and $0.5 million, respectively. As of March 31, 2015, the short-term deferred rent liability and long-term liability was $0 and $84,000, respectively. As of December 31, 2014, the short-term deferred rent liability and long-term liability was $61,000 and $83,000, respectively.

Capital Leases:    The Company acquired certain software licenses and server and network equipment classified as capital leases. The original term of the capital leases unpaid as of March 31, 2015 ranges from three to four years. The portion of the future payments designated as principal repayment was classified as a capital lease obligation on the consolidated balance sheets. Future payments under the capital leases, as of March 31, 2015, are as follows (in thousands):

Year ending December 31:
2015 (remaining nine months)	$864
2016	1,052
2017	191
Total minimum payments	$2,107

Interest expense recognized in the three months ended March 31, 2015 and 2014, is immaterial in relation to these capital lease arrangements.

Other Commitments:    As of March 31, 2015, the Company has several other commitments for telecommunication and data center services and support and maintenance with various expiration dates through the end of 2017 as follows (in thousands):

Year ending December 31:
2015 (remaining nine months)	2,952
2016	1,983
2017	312
Total minimum payments	$5,247

Indemnification

Under the indemnification provisions of its standard sales contracts, the Company agrees to defend its customers against third-party claims asserting infringement of certain intellectual property rights, which may include patents, copyrights, trademarks, or trade secrets, and to indemnify its customers for certain losses resulting from such claims. In addition, the Company also agrees to indemnify its customers against losses, expenses, and liabilities from damages that may be awarded against them if its applications are found to result in a security breach in certain circumstances. The exposure to the Company under these indemnification provisions could potentially expose it to losses in excess of the amount received under the agreement. It is not possible to determine the maximum potential amount under these indemnification obligations due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. To date, there have been no material claims under such indemnification provisions, and no liability related to these indemnification agreements has been recorded as of March 31, 2015 and December 31, 2014.

Legal Matters

In the ordinary course of business, the Company may be involved in lawsuits, claims, investigations, and proceedings consisting of intellectual property, commercial, employment, and other matters. Legal fees and other costs associated with such actions are expensed as incurred. The Company will record a provision for these claims when it is both probable that a liability has been incurred and the amount of the loss, or a range of the potential loss, can be reasonably estimated. These provisions are reviewed regularly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information or events pertaining to a particular case. Litigation accruals are recorded when and if it is determined that a loss is both probable and reasonably estimable. Material loss contingencies that are reasonably possible of occurrence, if any, are subject to disclosures. The Company believes that liabilities associated with any claims, while possible, are not probable, and therefore has not recorded any accrual for any claims as of March 31, 2015. Further, any possible range of loss cannot be reasonably estimated at this time.

On December 2, 2014, the Company filed a complaint in the United States District Court for the District of Delaware alleging that Plaid Technologies Inc. (“Plaid”) has and is continuing to infringe on seven of the Company’s U.S. patents. The complaint seeks unspecified monetary damages, enhanced damages, interest, fees, expenses, costs and injunctive relief against Plaid. On January 23, 2015, in lieu of filing an answer to the complaint, Plaid filed a motion to dismiss, alleging that the Company’s patents do not claim patent eligible subject matter. The Company filed its answering brief to the motion to dismiss on February 20, 2015. Plaid filed its reply brief on March 6, 2015. At the outset of the litigation, the judge presiding over the litigation referred certain matters to be handled by the assigned magistrate judge, including discovery, case scheduling, and any motions to dismiss. Under the applicable procedural rules, the magistrate judge will issue a report and recommendation regarding Plaid’s motion to dismiss. Either party may then file objections to the report and recommendations, and those objections will be reviewed by the judge presiding over the litigation. The magistrate judge held a hearing on May 4, 2015, to discuss the case schedule and to hear oral arguments on the motion to dismiss. At the conclusion of the May 4 hearing, the magistrate judge reserved judgement on the motion to dismiss, and entered a trial date of March 13, 2017. It is too early to predict the outcome of these legal proceedings or whether an adverse result would have a material adverse impact on the Company’s operations or financial position.

7. Bank Borrowings and Extinguishment of Debt

As of December 31, 2014, the Company has repaid all amounts outstanding related to all bank borrowings using proceeds from the initial public offering (“IPO”).

On March 17, 2015, the term of the Company’s revolving line of credit expired and was not renewed.

8. Net Loss per Share

The Company computes net loss per share of common stock in conformity with the two-class method required for participating securities. The Company considers all series of the Company’s convertible preferred stock to be participating securities as the holders of the preferred stock are entitled to receive a noncumulative dividend on a pari passu basis in the event that a dividend is paid on common stock. The holders of all series of convertible preferred stock do not have a contractual obligation to share in the losses of the Company. As such, the Company’s net losses for the three months ended March 31, 2015 and 2014, were not allocated to these participating securities.

Basic net loss per share is computed by dividing total net loss attributable to common stockholders by the weighted-average common shares outstanding. The weighted-average common shares outstanding is adjusted for shares subject to repurchase. Diluted net loss per share is computed by dividing the net income (loss) attributable to common stockholders by the weighted-average number of common shares outstanding including potential dilutive common stock instruments. In the three months ended March 31, 2015 and 2014, the Company’s potential common stock instruments such as stock options, RSUs, shares of preferred stock and the preferred stock warrants were not included in the computation of diluted net loss per share as the effect of including these shares in the calculation would have been anti-dilutive.

The following table presents the calculation of the numerators and denominators of the basic and diluted net loss per share for periods presented (in thousands, except per share amounts):

	Three Months Ended March 31,
	2015	2014
Net loss attributable to common stockholders	$(2,901)	$(588)
Basic shares:
Weighted-average common shares outstanding	29,374	7,490
Less: Weighted-average shares subject to repurchase	—	—
Weighted-average shares used to compute basic and diluted net loss per share	29,374	7,490
Net loss per share attributable to common stockholders	$(0.10)	$(0.08)

The following potential common shares were excluded from the calculation of diluted income (loss) per share attributable to common stockholders because their effect would have been anti-dilutive for the periods presented (in thousands):

	Three Months Ended March 31,
	2015	2014
Convertible preferred stock	—	14,445
Stock options	5,664	4,548
RSUs	1,211	225
Convertible preferred stock warrants	—	113
	6,875	19,331

9. Stockholders’ Equity

Equity Incentive Plans

The Company’s 2014 Equity Incentive Plan (the “2014 Plan”) provides for the award of non-qualified stock options, restricted stock, performance shares, and restricted stock units to employees, non-employee directors and consultants. The 2014 Plan became effective upon the IPO of the Company’s common stock on October 3, 2014. At the time of completion of the IPO, any shares of common stock reserved for issuance and any shares of common stock which are forfeited, cancelled or terminated, other than by exercise, under the 2009 Plan became available for issuance under the 2014 Plan. The 2009 Plan was canceled and the maximum number of shares to be added to the 2014 Plan from the 2009 Plan was 7,263,193 shares, subject to annual increases under such plan.

Stock options granted under the 2014 Plan vest over the periods determined by the Board of Directors, generally four years, and expire no more than ten years after the date of grant. In the case of an incentive stock option granted to an employee, who at the time of grant, owns stock representing more than 10% of the total combined voting power of all classes of stock, the exercise price shall be no less than 110% of the fair value per share on the date of grant, and expire five years from the date of grant, and for options granted to any other employee, the per share exercise price shall be no less than 100% of the fair value per share on the date of grant. Stock options become exercisable at such times and under such conditions as determined by the board of directors. RSUs, stock appreciation rights and restricted stock awards are granted under such conditions as determined by the board of directors.

As of March 31, 2015, the Company was authorized to grant up to 9,490,609 shares under the equity incentive plans.

Employee Stock Purchase Plan

On September 18, 2014, the Company’s board of directors and stockholders adopted the 2014 Employee Stock Purchase Plan (“2014 ESPP”). A total of 500,000 shares of common stock were initially reserved for future issuance under the 2014 ESPP subject to annual increases under such plan. As of March 31, 2015, no purchase has been made pursuant to the 2014 ESPP and 792,638 shares remain available for future issuance. There has been no stock-based compensation expense recorded as of March 31, 2015 related to the ESPP.

Determining the Fair Values of Stock Options

The Company utilizes the Black-Scholes model for valuing its stock options. The weighted-average grant-date fair value of options granted during the three months ended March 31, 2015 was $5.32 per share. There were no stock options granted during the three months ended March 31, 2014. The following table presents the weighted-average assumptions used to estimate the fair value of the stock options granted in the Company’s condensed consolidated financial statements:

	Three Months Ended March 31,
	2015	2014*
Dividend rate	—%	—%
Risk-free interest rate	1.7%	—%
Remaining contractual term (in years)	6.0	—
Expected volatility	40%	—%

* There were no stock options granted during the three months ended March 31, 2014.

The following table presents the effects of stock-based compensation on the Company’s condensed consolidated statements of operations during the periods presented (in thousands):

	Three Months Ended March 31,
	2015	2014
Cost of revenue—subscription	$286	$42
Cost of revenue—professional services and other	111	22
Research and development	375	48
Sales and marketing	475	63
General and administrative	761	176
Total stock-based compensation expense	$2,008	$351

No current income tax benefit has been recognized relating to stock-based compensation expense and no tax benefits realized from exercised stock options. No stock-based compensation cost was capitalized for any of the periods presented.

A summary of stock option activity for the three months ended March 31, 2015 is as follows (in thousands, except per share amounts and contractual term):

		Options Outstanding
	Shares Available for Grant	Number of Shares	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value(1)
Balance as of December 31, 2014	1,416	5,233	$6.95	6.2	$27,483
Increase in shares authorized	1,463	—
Options granted	(910)	910	13.00
RSU granted	(1,004)	—
Options exercised	—	(138)	3.33
Options forfeited	54	(54)	9.56
RSU forfeited	28	—
Balance as of March 31, 2015	1,047	5,951	$7.93	6.5	$32,901
Vested and expected to vest— March 31, 2015		5,573	$7.67	6.3	$32,263
Vested— March 31, 2015		3,482	$5.59	4.8	$27,418

(1)
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock option awards and the assessed fair value of the Company’s common stock as of March 31, 2015.

The intrinsic value of options exercised during the three months ended March 31, 2015 and 2014 was $0.9 million and $0.5 million, respectively. The fair value of stock options vested during the three months ended March 31, 2015 and 2014, was $0.9 million, and $0.5 million. As of March 31, 2015, total unrecognized compensation expense related to stock options was $9.5 million, and was expected to be recognized over a weighted-average remaining vesting period of 2.9 years.

The following table summarizes the activity related to the Company’s RSUs for the three months ended March 31, 2015:

	Number of RSUs	Weighted- Average Fair Value per Share(1)
	(in thousands)
Balance as of December 31, 2014	723	$12.04
Restricted stock units granted	1,004	$13.00
Restricted stock units forfeited	(28)	$12.20
Balance as of March 31, 2015	1,699	$12.63

(1)	Represents assessed fair value of RSUs

The Company recognized stock compensation expense related to RSUs during the three months ended March 31, 2015 of $1.1 million. The Company did not recognize any stock compensation expense related to RSUs during the three months ended March 31, 2014. As of March 31, 2015, total unrecognized compensation expense, net of forfeitures, related to RSUs was $15.2 million, and was expected to be recognized over a weighted-average period vesting period of 2.9 years.

10. Common Stock Reserved For Future Issuance

As of March 31, 2015 and December 31, 2014, the Company had 1,839,147 and 7,873,253 common shares reserved for future issuance under the Company’s equity incentive plan.

11. Related-Party Transactions

The Company recorded revenue from a major financial institution, which is a significant stockholder, totaling $2.0 million and $2.6 million, during the three months ended March 31, 2015 and 2014, respectively. That financial institution comprised 8% and 20% of total accounts receivable as of March 31, 2015 and December 31, 2014, respectively.

The Company recorded revenue of $0.6 million and $0.2 million, from other related parties during the three months ended March 31, 2015 and 2014, respectively. Total accounts receivable from other related parties as of March 31, 2015 and December 31, 2014, was $0.4 million and $0.1 million, respectively.

12. Income Taxes

The provision for income tax for the three months ended March 31, 2015 and 2014 was $0.6 million and $0.4 million, respectively. The provision for income taxes consists primarily of foreign income taxes.

For the three months ended March 31, 2015 and 2014, the provision for income taxes differed from the statutory amount primarily due to foreign taxes currently payable, and because the Company realized no benefit for losses which could not be benefited due to maintaining a full valuation allowance against the U.S. net deferred tax assets.

The realization of tax benefits of deferred tax assets is dependent upon future levels of taxable income, of an appropriate character, in the periods the items are expected to be deductible or taxable. Based on the available objective evidence, the Company does not believe it is more likely than not that all the net deferred tax assets will be realizable. Accordingly, the Company has provided a full valuation allowance against the domestic deferred tax assets as of March 31, 2015 and December 31, 2014. The Company intends to maintain the full valuation allowance until sufficient positive evidence exists to support a reversal of, or decrease in, the valuation allowance.

13. Information About Geographic Areas

Revenue by geography is based on the billing address of the customer. The following table sets forth revenue by geographic area (in thousands):

	Three Months Ended March 31,
	2015	2014
United States	$20,926	$17,528
International (1)	3,683	2,235
Total	$24,609	$19,763

(1)           No foreign country accounted for more than 10% of total revenue.

The following table sets forth long-lived assets by geographic area (in thousands):

	March 31, 2015	December 31, 2014
United States	$7,049	$6,537
India	2,036	2,231
Other	714	713
Total	$9,799	$9,481

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto of Yodlee, Inc. included elsewhere in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements based upon current plans, expectations and beliefs that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q.

Overview

Yodlee is a leading technology and applications platform powering dynamic innovation for digital financial services in the cloud. We refer to our platform as the Yodlee Financial Cloud. Our vision is to empower lives with innovative digital financial services. Our customers include financial institutions, Internet services companies providing innovative financial solutions and third-party developers of financial applications. As of March 31, 2015, more than 850 organizations in over 15 countries use the Yodlee platform to power their consumer-facing digital offerings, and we receive subscription fees for 20 million of these consumers, whom we refer to as our paid users.

We serve two main customer groups: financial institutions, or FI, customers and Internet services companies providing innovative financial solutions, which we refer to as our Yodlee Interactive, or YI, customers. Yodlee provides FI customers with access to the Yodlee Financial Cloud (our platform and secure, open application programming interfaces, or APIs) and financial applications, or FinApps (end-user facing applications powered by our platform and APIs).  Our platform and APIs enable FI customers to receive end user-permissioned data that we aggregate, cleanse, and distribute, as well as our money movement solutions.  The FinApps powered by our platform and APIs can be subscribed to individually or in combinations that include personal financial management, wealth management, card, payments and small-medium business, or SMB, solutions.  Our YI customers are Internet services companies and third-party developers, who use our platform to develop new applications and enhance existing solutions. Our YI customers operate in a number of sub-vertical markets, including wealth management, personal financial management, small business accounting, small business lending and authentication. These customers use the Yodlee platform to build solutions that leverage our open APIs and access to a large end user base. In addition to aggregated transaction-level account data, we provide YI customers with secure access to account verification, money movement and risk assessment tools via our APIs. We play a critical role in bringing innovation from Internet services companies to financial institutions through the Yodlee Financial Cloud. For example, our YI customers use our solutions in diverse applications such as: providing working capital to small businesses online; personalized financial management, planning and advisory services; ecommerce payment solutions; and online accounting systems for small businesses. We provide access to our solutions across multiple channels, including web, tablet and mobile.

Our financial institution customers encompass many of the leading financial institutions, including 11 of the 20 largest banks in the United States, which hold 81% of the total assets of the top 20 U.S. banks (based on total assets as of December 31, 2014). These institutions subscribe to the Yodlee platform to power offerings that we believe improve consumer satisfaction and enhance engagement, while capturing cross-sell and up-sell opportunities. We estimate that our current network of financial institution customers alone reaches more than 100 million end users, representing a significant opportunity to potentially grow our paid user base within existing customers. Our customers that are Internet services companies have an increasingly large and diverse base of users that also provides additional potential growth opportunities.

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

Our technology infrastructure is designed to provide a highly accessible and secure multi-tenant cloud-based platform across hundreds of customers and millions of end users. Our solutions use a single code base for all customers and are globally accessible across multiple digital channels. Our multi-tenancy model uses a common data model for all customers but isolates data with logical controls and separate encryption keys for each customer. Our architecture utilizes state-of-the-art technologies to achieve enhanced availability, scalability and security.

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

For the three months ended March 31, 2015 and 2014, our revenues were $24.6 million and $19.8 million, respectively. In the three months ended March 31, 2015, our revenue increased by 25% to $24.6 million, driven largely by an increase in subscription revenue, which grew 29% from the three months ended March 31, 2014. We generate revenues primarily from subscription fees and professional service fees. Subscription revenue has been a growing majority of our revenues and accounted for 88% and 85% of our revenue during the three months ended March 31, 2015 and 2014, respectively.

Factors Affecting our Future Performance

We believe that our future success will be dependent on many factors, including our ability to expand our relationships with existing customers, grow the number of customers and derive revenue from new offerings such as our data solutions and market research services and premium FinApps. While these areas present significant opportunity, they also present risks that we must manage to ensure successful results. See “Risk Factors” included in Item 1A of this Quarterly Report on Form 10-Q for more information on the risks relating to our customers and product offerings.

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

Mix and Timing of Subscriptions and Deployments

Sales to large organizations have typically been characterized by longer sales cycles, significant contract negotiations and less predictability in completing sales. For example, our sales cycle can generally last one year or more with our largest FI customers, but is variable and difficult to predict and can be much longer or shorter. Many of our YI customers and data solutions and market research customers have shorter sales cycles of three to six months. In addition, FI customers and some large YI customers deploy our solutions in six to nine months. In contrast, many other YI customers can implement our applications and solutions in approximately three months and our data solutions and market research customers can begin using our services shortly following contract execution. All of these factors impact the timing of revenue recognition and have resulted in fluctuations in our subscription revenue and overall operating results.

Growth of Data Solutions and Market Research Services

We have commenced deriving revenue by providing data solutions and market research services. We believe there are significant opportunities to increase our revenue and average revenue per paid user by providing these services to our existing customers and to new customers for uses such as market analytics, credit and risk analytics and other use cases. For the three months ended March 31, 2015, revenue derived from data solutions and marketing research services was a key factor in the increase of average revenue per paid user. We anticipate that revenue from data solutions and marketing research service will continue to be an important factor in our future financial results. Our future growth and profitability will also be affected by our ability to generate higher average revenue per paid user through revenue-sharing arrangements with partners who develop premium FinApps. For example, our enterprise API, an API set built for FIs to speed internal innovation, is designed to allow FIs to offer the same types of developer tools and integration capabilities previously only available to technology focused innovators. This is a product designed to allow the FIs to level the playing field against the Internet service companies currently disrupting the traditional models.

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

To support our growth, we have made and expect to continue to make investments in our data center and other infrastructure in connection with enhancing and expanding our operations both domestically and internationally. For example, we expect to continue to invest in additional data center resources to keep pace with our growth. We believe that our investment in infrastructure will contribute to improve our operating results in the long-term; however, this investment will require capital expenditures and may impact our profitability in the near-term. In addition, we have continued to invest in research and development to continually improve and enhance the Yodlee platform and the breadth of applications and services running on the platform to meet our customers’ and potential customers’ needs and to develop new offerings to more effectively realize the value of the transaction-level data that we gather and refine. We also expect to continue to expand our sales and marketing efforts domestically and increase awareness of our solutions on a global basis and grow our international operations. We also expect to incur additional general and administrative expenses as a result of both our growth and the infrastructure required to be a public company. Investment in these areas will cause our operating expenses to continue to increase in absolute dollars in future periods.

Key Metrics

In addition to our results determined in accordance with U.S. generally accepted accounting principles, or GAAP, we believe the following non-GAAP and other operational measures are useful in evaluating our operating performance. We regularly review the key metrics set forth below as we evaluate our business.

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Adjusted EBITDA	$687	$885

	As of March 31,
	2015	2014
Paid users (in thousands)	20,033	15,724
Average revenue per paid user	$4.58	$4.50

Adjusted EBITDA

We define adjusted EBITDA as follows: net loss before income from discontinued operations; provision for (benefit from) income taxes; other (income) expense, net; depreciation and amortization; and stock-based compensation expense. We believe adjusted EBITDA provides investors and other users of our financial information consistency and comparability with our past financial performance and facilitates period-to-period comparisons of operations. We believe adjusted EBITDA is useful in evaluating our operating performance compared to that of other companies in our industry, as this metric generally eliminates the effects of certain items that may vary for different companies for reasons unrelated to overall operating performance. We use adjusted EBITDA in conjunction with traditional GAAP measures as part of our overall assessment of our performance, including the preparation of our annual operating budget and quarterly forecasts, to evaluate the effectiveness of our business strategies and to communicate with our board of directors concerning our financial performance.

Adjusted EBITDA decreased to $0.7 million in the three months ended March 31, 2015 from $0.9 million in the three months ended March 31, 2014. The decrease in adjusted EBITDA from the three months ended March 31, 2014 to the three months ended March 31, 2015 was primarily due to increased headcount to support business growth during this period.

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

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Net loss	$(2,901)	$(588)
Provision for income taxes	608	377
Other income, net	(146)	(19)
Depreciation and amortization	1,118	764
Stock-based compensation	2,008	351
Adjusted EBITDA	$687	$885

Paid Users

A paid user is defined as a user of an application or service provided to our customer using the Yodlee platform whose status corresponds to a billable activity under the associated customer contract. We believe that our ability to increase the number of paid users is an indicator of our market penetration, the growth of our business, and our potential future business opportunities.

Paid users increased to 20.0 million as of March 31, 2015 from 15.7 million as of March 31, 2014, as a result of increases in the number of new customers and penetration within our existing customer base.

Average Revenue Per Paid User

Average revenue per paid user is defined as of any point in time as the trailing twelve-month subscription revenue divided by the average number of paid users over the same time period. For a given contract, as the number of paid users increases, our usage fee per paid user generally decreases due to volume-tiered pricing. However, at the same time, our cost of subscription revenue declines more rapidly on a per user basis, which contributes to an increase in our gross margins. Our ability to maintain average revenue per paid user during the last year is an indicator of our success in developing and monetizing expanded uses for the Yodlee platform, including data solutions and market research services. In order to support average revenue per paid user, we intend to continue to develop additional applications and services, including data services and premium FinApps.

Average revenue per paid user increased to $4.58 as of March 31, 2015 from $4.50 as of March 31, 2014 due to revenue from new contracts and data solutions and market research services, which more than offset the decrease in per user usage fees due to volume-tiered pricing.

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

Subscription revenue is driven primarily by the number of customers, the number of paid users and the renewal of existing subscription contracts. Subscription revenue is recognized ratably over the contracted term of each subscription agreement, commencing on the date the service is provided to the customer upon satisfaction of all applicable revenue recognition criteria. As part of the subscription contracts, our customers generally commit to a minimum level of paid users from which a minimum level of non-refundable subscription revenue is derived. As paid users in excess of the guaranteed minimum level access the Yodlee platform, the customer is then required to pay additional usage fees calculated based upon a contracted per-paid-user fee. No refunds or credits are given if fewer paid users access the Yodlee platform than the contracted minimum level. Usage-based revenue is recognized as earned, provided all applicable revenue recognition criteria have been satisfied. For subscription agreements, we typically invoice our customers in monthly or annual fixed installments. Amounts that have been invoiced are initially recorded as deferred revenue and are recognized ratably over the subscription period. Because the invoicing terms of our customer agreements vary, the annualized value of the orders we enter into with our customers will not be completely reflected in deferred revenue at any single point in time. Accordingly, we do not believe that change in deferred revenue is an accurate indicator of future revenues for a given period of time. Customer contracts are generally non-cancellable for some specified period and, to the extent such contracts are cancelable before expiration of the term, they generally provide for payment of certain penalties and/or minimums. We expect our subscription revenue to increase as we add new customers, expand our paid user base and renew existing subscription contracts.

The proportion of our revenue derived from minimum paid user commitments, together with favorable subscription revenue net retention rates, a measure of our ability to retain our customers through renewals of subscription agreements and to expand the number of our paid users, have historically assisted us in predicting our near-term revenues. As usage increases and customers are required to pay additional usage fees calculated on a per-paid-user basis, a more significant proportion of our revenue over time may be derived from usage by paid users. This usage-based aspect of our subscription contracts adds some volatility to our revenue because end users’ activities may vary from period to period based on a variety of factors outside of our control, including personal financial and other circumstances affecting end user activity, seasonality and decisions by our customers that affect the extent to which they promote our solutions. Our experience with customers’ growth and our awareness of deployment and promotional plans helps us forecast these usage-based revenues.

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

Cost of revenue–subscription also includes the following: data center costs to host the Yodlee platform and related support and maintenance costs; depreciation of servers and networking equipment; security operations; payment processing cost; and allocated facilities and other supporting overhead costs. We expect our cost of subscription revenue to increase in absolute dollars, although it may fluctuate as a percentage of subscription revenue from period to period, as our subscription revenue increases.

Cost of revenue–professional services and other also includes the following: cost of consultants engaged in providing professional services to our customers; and allocated facilities and other supporting overhead costs. When we defer professional services revenue, we defer the related direct labor costs that we consider recoverable and recognize them in cost of revenue in the same periods as the related professional service revenue is recognized. We expect our cost of professional services and other revenue to fluctuate in absolute dollars as our professional services and other revenue fluctuates.

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

Other Income, Net

Other income, net consists primarily of the interest expense associated with our bank borrowings, foreign exchange gains or loss, gain or loss on foreign currency forward contracts, revaluation impact of convertible preferred stock warrant liabilities and other non-operating income or expense.

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

Condensed Consolidated Results of Operations

The following table summarizes our condensed consolidated results of operations for the three ended March 31, 2015 and 2014. Our historical results are not necessarily indicative of the results that may be expected in the future.

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Condensed Consolidated Statements of Operations Data:
Revenue:
Subscription	$21,581	$16,731
Professional services and other	3,028	3,032
Total revenue	24,609	19,763
Cost of revenue:
Subscription	7,090	5,655
Professional services and other	2,351	2,186
Total cost of revenue	9,441	7,841
Gross profit	15,168	11,922
Operating expenses:
Research and development	6,707	4,909
Sales and marketing	6,960	4,541
General and administrative	3,940	2,702
Total operating expenses	17,607	12,152
Operating loss	(2,439)	(230)
Other income, net	146	19
Loss before provision for income taxes	(2,293)	(211)
Provision for income taxes	608	377
Net loss	$(2,901)	$(588)

The following tables summarize our condensed consolidated results of operations as a percentage of total revenue for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015	2014
Revenue:
Subscription	88%	85%
Professional services and other	12	15
Total revenue	100	100
Cost of revenue:
Subscription	29	29
Professional services and other	10	11
Total cost of revenue	39	40
Gross profit	61	60
Operating expenses:
Research and development	27	25
Sales and marketing	29	23
General and administrative	16	13
Total operating expenses	72	61
Operating loss	(11)	(1)
Other income, net	1	—
Loss before provision for income taxes	(10)	(1)
Provision for income taxes	2	2
Net loss	(12%)	(3%)

Comparison of the Three Months Ended March 31, 2015 and 2014

Revenue

	Three Months Ended March 31,
	2015	2014	% Change
	(in thousands)
Revenue:
Subscription	$21,581	$16,731	29%
Professional services and other	3,028	3,032	(0%)
Total revenue	$24,609	$19,763	25%

Total revenue increased $4.8 million, or 25%, for the three months ended March 31, 2015, compared to the same period in 2014.

The increase in subscription revenue of $4.9 million, or 29%, was due primarily to an increase in our paid users and average revenue per paid user. Paid users increased to 20.0 million from 15.7 million as of March 31, 2015 and 2014, respectively. Average revenue per paid user increased to $4.58 from $4.50 for the three months ended March 31, 2015 and 2014, respectively, as a result of increased revenue from data solutions and marketing research services. Professional services and other revenue remained stable in the three months ended March 31, 2015 compared to the same period in 2014.

Cost of Revenue, Gross Profit and Gross Margin

	Three Months Ended March 31,
	2015		2014
	Amount	Gross Margin	Amount	Gross Margin	% Change
	(dollars in thousands)
Cost of revenue:
Subscription	$7,090		$5,655		25%
Professional services and other	2,351		2,186		8%
Total cost of revenue	$9,441		$7,841		20%
Gross profit:
Subscription	$14,491	67%	$11,076	66%	1%
Professional services and other	677	22%	846	28%	(6%)
Total gross profit	$15,168	62%	$11,922	60%	2%

Total cost of revenue increased by $1.6 million, or 20%, total gross profit increased by $3.2 million, and gross margin increased by 2%, in the three months ended March 31, 2015 compared to the same period in 2014.

Cost of revenue from subscription fees increased by $1.4 million, or 25%, in the three months ended March 31, 2015 compared to the same period in 2014. This increase was primarily due to a $0.9 million increase in personnel costs related to increased headcount to support the business growth, a $0.3 million increase in depreciation expense related to additional servers and equipment and $0.1 million in additional insurance expenses related to our obligations as a publicly reporting entity. Gross profit from subscription increased by $3.4 million, and gross margin remained relatively consistent primarily due to economies of scale achieved as a result of higher revenue during the period.

Cost of revenue from professional services and other increased by $0.2 million, or 8%, in the three months ended March 31, 2015 compared to the same period in 2014. This increase was primarily due to increases in stock-based compensation expense. Gross profit from professional services and other decreased by $0.2 million and gross margin decreased by 6%, primarily due to stock-based compensation expense.

Operating Expenses

Research and development

	Three Months Ended March 31,		%
	2015	2014	Change
	(dollars in thousands)
Research and development	$6,707	$4,909	37%
Percentage of net revenue	27%	25%

Research and development expense increased by $1.8 million, or 37%, for the three months ended March 31, 2015 compared to the same period in 2014. The increase was due primarily to an increase in personnel costs related to increased headcount to support the business growth.

Sales and marketing

	Three Months Ended March 31,		%
	2015	2014	Change
	(dollars in thousands)
Sales and marketing	$6,960	$4,541	53%
Percentage of net revenue	29%	23%

Sales and marketing expense increased by $2.4 million, or 53%, for the three months ended March 31, 2015 compared to the same period in 2014. The increase was primarily attributable to a $1.7 million increase in personnel costs related to increased headcount to support the business growth, a $0.3 million increase in expense related to trade shows and conventions and an increase in consulting services of $0.3 million.

General and Administrative

	Three Months Ended March 31,		%
	2015	2014	Change
General and administrative	$3,940	$2,702	46%
Percentage of net revenue	16%	13%

General and administrative expenses increased by $1.2 million, or 46%, for the three months ended March 31, 2015 compared to the same period in 2014. The increase was primarily due to a $0.8 million increase in personnel costs related to increased headcount to support the business growth, as well as due to a $0.4 million increase in professional fees.

Other Income, Net

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Other income, net	$146	$19

Other income, net, increased by $0.1 million for the three months ended March 31, 2015 compared to the same period in 2014. The increase was primarily due to expenses in the three months ended March 31, 2014, which did not recur in the three months ended March 31, 2015. These expenses were primarily related to the remeasurement of convertible preferred stock warrants, which were converted immediately prior to our IPO on October 3, 2014 as well as interest expense recorded on our debt, which was fully repaid in 2014.

Provision for Income Taxes

Provision for income taxes primarily consists of income taxes on our wholly-owned subsidiary in India and other foreign operations.

	Three Months Ended March 31,
	2015	2014
	(dollars in thousands)
Provision for income taxes	$608	$377
Effective tax rate	(26.5%)	(178.7%)

Provision for income taxes increased by $0.2 million for the three months ended March 31, 2015 compared to the same period in 2014. The increase was primarily due to increased income taxes in our India subsidiary and foreign withholding taxes.

Liquidity and Capital Resources

As of March 31, 2015, we had cash and cash equivalents of $70.3 million, all of which was held in the United States. We anticipate that the amount of our cash and cash equivalents held in India may increase in the future as funds are remitted to our Indian subsidiary for services performed under our intercompany agreements.

Our cash and cash equivalents are comprised primarily of deposits with commercial banks in checking, interest-bearing and money market accounts. To date, we have satisfied our capital and liquidity needs through cash collections from our customers, private placements of convertible preferred stock, bank borrowings and proceeds from the issuance of common stock. We have incurred significant losses in the past as we continued to expand our business. Our cash flow from operating activities will continue to be affected principally by the extent to which our revenue exceeds or does not exceed any increase in spending on personnel to support the growth of our business. Our largest source of operating cash flow is cash collections from our customers.

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

Cash Flows

The following table summarizes our cash flows for the periods presented (in thousands):

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Consolidated Statements of Cash Flows:
Net cash used in operating activities	$(2,578)	$(1,164)
Net cash used in investing activities	(859)	(1,123)
Net cash provided by financing activities	189	1,329
Net decrease in cash and cash equivalents	$(3,248)	$(958)

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

Cash used in operating activities in the three months ended March 31, 2015 of $2.6 million was driven by a net loss of $2.9 million as adjusted for the exclusion of non-cash expenses of $3.1 million and a decrease in our working capital of $2.8 million. Non-cash charges consist primarily of depreciation and amortization of our property and equipment and stock-based compensation for stock options. The changes in our working capital were due primarily to a decrease in accrued compensation of $4.1 million due to 2014 bonus payouts offset by a decrease in accounts receivable of $0.7 million and an increase in deferred revenue of $0.9 million.

Cash used in operating activities in the three months ended March 31, 2014 of $1.2 million was driven by a net loss of $0.6 million as adjusted for the exclusion of non-cash expenses of $1.2 million and changes in our working capital of $1.8 million. Non-cash charges consist primarily of depreciation and amortization of our property and equipment and stock-based compensation for stock options. The changes in our working capital were due primarily to a decrease in accrued compensation due to 2013 bonus payouts in the three months ended March 31, 2014.

Investing Activities

Our investing activities consist of capital expenditures to purchase property and equipment, particularly purchases of servers, networking equipment and software licenses. We expect to continue investing in capital expenditures to support continued growth of our business.

We used $0.9 million and $1.1 million for purchases of property and equipment in the three months ended March 31, 2015 and 2014, respectively.

Financing Activities

Our financing activities have consisted primarily of bank borrowings, net proceeds from the issuance of our common stock in our initial public offering and upon the exercise of stock options, and issuance of convertible preferred stock.

In the three months ended March 31, 2015, cash provided by financing activities was $0.2 million, which consisted primarily of $0.5 million of net proceeds from the issuance of shares of our common stock upon exercises of stock options offset by $0.1 million of equity offering costs and $0.1 million of capital lease payments.

In the three months ended March 31, 2014, cash provided by financing activities was $1.3 million, which consisted primarily of $1.6 million of net bank borrowings, and $0.3 million of net proceeds from the issuance of shares of our common stock upon exercise of stock options offset by $0.2 million of capital lease payments and $0.2 million of deferred offering costs.

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

We also expect that as our customer base continues to mature and customer deployments scale, renewals over time will increasingly have fewer contractual minimum fees because such fees are intended to decrease the timing risk associated with initial deployment commitments.

In addition, because revenue for any period is a function of revenue recognized from deferred revenue under contracts in existence at the beginning of the period, as well as contracts that are renewed and new customer contracts that are entered into during the period, backlog at the beginning of any period is not necessarily indicative of future performance.

Off-Balance Sheet Arrangements

During the three months ended March 31, 2015 and 2014, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities, that would have been established for the purpose of facilitating off-balance sheet arrangements.

Contractual Obligations

During the three months ended March 31, 2015, there have been no material changes outside the ordinary course of our business in the contractual obligations disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

During the three months ended March 31, 2015, there were no significant changes to our critical accounting policies and estimates as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014. Please see Note 2 of Notes to Consolidated Financial Statements, included in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2014, for a more complete discussion of our critical accounting policies and estimates.

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

Interest Rate Risk

As of March 31, 2015, we had no investments other than cash and cash equivalents, held by a large, United States commercial bank, and therefore we were not exposed to material interest rate risk.

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

The notional amount of our forward contracts was $16.2 million and $12.9 million at March 31, 2015 and December 31, 2014, respectively.

A sensitivity analysis performed on our hedging portfolio indicated that a hypothetical 10% appreciation of the U.S. dollar from its value at March 31, 2015 and December 31, 2014 would decrease the fair value of our foreign currency contracts by $1.5 million and $1.5 million, respectively. A hypothetical 10% depreciation of the U.S. dollar from its value at March 31, 2015 and December 31, 2014 would increase the fair value of our foreign currency contracts by $1.8 million and $1.8 million, respectively.

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

On December 2, 2014, the Company filed a complaint in the United States District Court for the District of Delaware alleging that Plaid Technologies Inc. (“Plaid”) has and is continuing to infringe on seven of the Company’s U.S. patents. The complaint seeks unspecified monetary damages, enhanced damages, interest, fees, expenses, costs and injunctive relief against Plaid. On January 23, 2015, in lieu of filing an answer to the complaint, Plaid filed a motion to dismiss, alleging that the Company’s patents do not claim patent eligible subject matter. The Company filed its answering brief to the motion to dismiss on February 20, 2015. Plaid filed its reply brief on March 6, 2015. At the outset of the litigation, the judge presiding over the litigation referred certain matters to be handled by the assigned magistrate judge, including discovery, case scheduling, and any motions to dismiss. Under the applicable procedural rules, the magistrate judge will issue a report and recommendation regarding Plaid’s motion to dismiss. Either party may then file objections to the report and recommendations, and those objections will be reviewed by the judge presiding over the litigation. The magistrate judge held a hearing on May 4, 2015, to discuss the case schedule and to hear oral arguments on the motion to dismiss. At the conclusion of the May 4 hearing, the magistrate judge reserved judgement on the motion to dismiss, and entered a trial date of March 13, 2017. It is too early to predict the outcome of these legal proceedings or whether an adverse result would have a material adverse impact on the Company’s operations or financial position.

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

Except in 2010 and in 2013, we have not been profitable on an annual basis since our formation. We experienced a net loss of $2.9 million and $0.6 million for the three months ended March 31, 2015 and 2014, respectively. As of March 31, 2015, our accumulated deficit was $360.1 million. While our revenue has grown in recent periods, we were not profitable in the three months ended March 31, 2015. Our revenue growth may not be sustainable and we may not achieve sufficient revenue to achieve and maintain profitability. We expect to make significant future expenditures related to the development and expansion of our business. In addition, as a public company, we will incur significant legal, accounting and other expenses that we did not incur as a private company. As a result of these expenditures, we will have to generate and sustain increased revenue to achieve and maintain future profitability. We may incur significant losses in the future for a number of reasons, including due to the other risks described in this Quarterly Report on Form 10-Q, and we may encounter unforeseen expenses, difficulties, complications and delays and other unknown factors. We have encountered and will continue to encounter risks and difficulties frequently experienced by growing companies in rapidly changing industries. If we do not address these risks successfully or if our assumptions regarding these risks and difficulties are incorrect or change in reaction to changes in the market, our business could be harmed. Accordingly, we may not be able to maintain profitability and we may incur significant losses for the foreseeable future.

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

Revenue derived from sales to our three largest customers, as a group, represented approximately 21.9% and 24.7% of our total revenue during the three months ended March 31, 2015 and March 31, 2014, respectively, and we expect to continue to derive a significant portion of our revenue from a small number of customers.

The financial services industry in the United States is highly concentrated, with a small number of large financial institutions holding a majority of total assets held by all U.S. financial institutions. Because a portion of our business is targeted at this industry and our largest customers include 11 of the 20 largest banks in the United States (based on total assets as of December 31, 2014), a significant portion of our revenue is concentrated among a small number of these large financial institution customers. As a percentage of total revenue, revenue derived from our three largest customers, as a group, was approximately 21.9% and 24.7% during the three months ended March 31, 2015 and March 31, 2014, respectively. Although our revenue is beginning to become less concentrated among our largest customers and broadening across both our FI and YI customer base, we anticipate that revenue from a small group of customers will continue to account for a significant portion of our revenue in future periods. It would be difficult to replace any of our largest customers or the revenue derived from such customers. In addition, any publicity associated with the loss of any of our largest customers could harm our reputation, making it more difficult to attract and retain other large customers, and could weaken our negotiating position with respect to our remaining and prospective customers.

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

Our solutions require certain data that we obtain from thousands of sources, including banks, other financial institutions, retail businesses and other organizations, some of which are not our current customers. As of March 31, 2015, we receive over 75% of this data through structured data feeds that are provided under the terms of our contracts with most of our financial institution, or FI, customers. Although all of the information we currently gather is end user-permissioned data and, currently, we generally have free, unrestricted access to, or ability to use, such information, one or more of our current customers could decide to limit or block our access to the data feeds we currently have in place with these customers due to factors outside of our control such as more burdensome regulation of our or our customers’ industry, increased compliance requirements or changes in business strategy. If the sources from which we obtain information that is important to our solutions limit or restrict our ability to access or use such information, we may be required to attempt to obtain the information, if at all, through end user-permissioned data scraping or other means that could be more costly and time-consuming, and less effective or efficient. In the past, a limited number of third parties, primarily airline and international sites, have either blocked our access to their websites or requested that we cease employing data scraping of their websites to gather information, and we could receive similar, additional requests in the future. Any such limitation or restriction may also preclude us from providing our solutions on a timely basis, if at all. In addition, if in the future one or more third parties challenge our right to access information from these sources, we may be required to negotiate with these sources for access to their information or to discontinue certain services currently provided by our solutions. The legal environment surrounding data scraping and similar means of obtaining access to information on third-party websites is not completely clear and is evolving, and one or more third parties could assert claims against us seeking damages or to prevent us from accessing information in that manner. In the event sources from which we obtain this information begin to charge us fees for accessing such information, we may be forced to increase the fees that we charge our customers, which could make our solutions less attractive, or our gross margins and other financial results could suffer.

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

Important factors to our future growth include continued development and marketing of financial applications to make the Yodlee platform increasingly attractive to existing customers with the need for applications or combinations of applications tailored to their specific needs. In addition, we intend to seek to derive additional revenue by providing data solutions and market research services and are pursuing revenue-sharing opportunities with third-party developers of FinApps on the Yodlee platform. Each of these initiatives has individual challenges and risks. To market and sell data solutions and market research services successfully, we must continue to enhance our capabilities relating to the enrichment of massive data sets in order to provide tailored data services that appeal to the markets that we target, as well as develop additional capabilities in data solutions. We have only recently begun to derive revenue from the sale of data solutions and market research services but it is becoming a more important factor in our financial results.  In order to increase sales of data solutions and market research services, we will need to expand our sales and marketing capabilities. In addition, for FinApps to appeal to existing customers, or new customers, these applications must offer the functionality and user experience that is responsive to their needs and valued by end users. Moreover, we have not derived significant revenue to date from revenue-sharing arrangements with third-party developers of FinApps on the Yodlee platform, and we cannot be sure that we will enter into a substantial number of these arrangements or that any such arrangements will be successful. We cannot be certain that any of the activities described above will contribute to substantial additional revenue from the Yodlee platform or introduce substantial new revenue streams.

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

Our subscription revenue accounted for approximately 88% and 85% of our total revenue for the three months ended March 31, 2015 and 2014, respectively. Customers that purchase our subscriptions have no contractual obligation to renew their contracts after the initial contract period, which are typically three years, and we may not maintain our historical subscription renewal rates. Although customer contracts are generally non-cancellable during a specified period of time, customers typically have the right to terminate their contracts for a fee before the expiration of the entire initial contract period. New or renewal subscriptions may decline or fluctuate as a result of a number of factors, including our customers’ and end users’ level of satisfaction with our solutions and our customer support; the frequency and severity of subscription outages; the functionality and performance of our solutions; the timeliness and success of product enhancements and introductions by us and those of our competitors; the prices of our solutions; the prices of solutions offered by our competitors or reductions in our customers’ spending levels. If new or renewal subscriptions decline, our revenue or revenue growth may decline, and our business may suffer.

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

Our India operations are a key factor to our success. We believe that our significant presence in India provides certain important advantages for our business, such as direct access to a large pool of skilled professionals and assistance in growing our business internationally. However, it also creates certain risks that we must effectively manage. As of March 31, 2015, approximately 80% of our total employees were based in India. Wage costs in India for skilled professionals are currently lower than in the United States for comparably skilled professionals. However, wages in India are increasing at a faster rate than in the United States, which could result in us incurring increased costs for technical professionals and reduced margins. There is intense competition in India for skilled technical professionals, and we expect such competition to increase. As a result, we may be unable to cost-effectively retain our current employee base in India or hire additional new talent. In addition, India has experienced significant inflation, low growth in gross domestic product and shortages of foreign exchange. India also has experienced civil unrest and terrorism and, in the past, has been involved in conflicts with neighboring countries. The occurrence of any of these circumstances could result in disruptions to our India operations, which, if continued for an extended period of time, could have a material adverse effect on our business. If we are unable to effectively manage any of the foregoing risks related to our India operations, our development efforts could be impaired, our growth could be slowed, and our operating results could be negatively impacted.

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

We rely on a combination of patent, copyright, service mark, trademark and trade secret laws, as well as confidentiality procedures and contractual restrictions, to establish and protect our proprietary rights, all of which provide only limited protection. As of March 31, 2015, we had 66 issued U.S. patents, 20 pending U.S. patent applications, 10 issued patents in foreign jurisdictions and 13 pending patent applications in foreign jurisdictions. Some of these patents relate to technology that is included in our data aggregation platform and expire beginning in 2018. Any owned patents or patents that may issue in the future from pending or future patent applications may not provide sufficiently broad protection, may be invalidated or circumscribed or may not prove to be enforceable in actions against alleged infringers. In addition, recent changes to the patent laws in the United States may bring into question the validity of certain categories of software patents. As a result, we may not be able to obtain adequate patent protection for our software or effectively enforce any patents that issue in the future that cover our software. Also, we cannot assure you that any future service mark or trademark registrations will be issued for pending or future applications or that any registered service marks or trademarks will be enforceable or provide adequate protection of our proprietary rights. Furthermore, effective patent, trademark, service mark, copyright and trade secret protection may not be available in every country in which our services are available. Unauthorized copying or other misappropriation of our proprietary technologies could enable third parties to benefit from our technologies without paying us for doing so, which could harm our business.

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

Policing the unauthorized use of proprietary technology is difficult and expensive and our monitoring and policing activities may not be sufficient to identify any misappropriation and protect our proprietary technology. In addition, third parties may knowingly or unknowingly infringe our patents, trademarks and other intellectual property rights, and litigation may be necessary to protect and enforce our intellectual property rights. If litigation is necessary to protect and enforce our intellectual property rights, any such litigation could be very costly, could divert management attention and resources and may not be successful, even when our rights have been infringed. For example, on December 2, 2014, we filed a complaint in the United States District Court for the District of Delaware alleging that Plaid Technologies Inc. (“Plaid”) has and is continuing to infringe on seven of our U.S. patents.  The complaint seeks unspecified monetary damages, enhanced damages, interest, fees, expenses, costs and injunctive relief against Plaid.  It is too early to predict the outcome of these legal proceedings or whether an adverse result would have a material adverse impact on our operations or financial position. For additional information concerning the lawsuit, see Item 1, “Legal Proceedings” in this Quarterly Report on Form 10-Q.

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

We have increased our number of full-time employees to 976 at March 31, 2015 from 969 at December 31, 2014 and have increased our revenue to $24.6 million in the three months ended March 31, 2015 from $19.8 million in the three months ended March 31, 2014. Our recent growth and expansion has placed, and our anticipated growth may continue to place, a significant strain on our managerial, administrative, operational, financial and other resources. We intend to continue to expand our overall business, customer base, headcount and operations. Expansion creates new and increased management and training responsibilities for our employees. In addition, continued growth increases the challenges involved in:

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

As of December 31, 2014, we had federal and state net operating loss carryforwards of approximately $162.0 million and $90.6 million, respectively. If not utilized, these federal and state net operating loss carryforwards will begin to expire in 2019 and 2015, respectively.

In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, our ability to utilize net operating loss carryforwards or other tax attributes in any taxable year may be limited if we experience an “ownership change”. A Section 382 “ownership change” generally occurs if one or more stockholders or groups of stockholders who own at least 5% of our stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Similar rules might apply under state tax laws. Future issuances or trading of our stock could cause an “ownership change”. It is possible that any future ownership change could have a material effect on the use of our net operating loss carryforwards or other tax attributes, which could adversely affect our profitability.

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

Technology stocks have historically experienced high levels of volatility. The trading price of our common stock has been and is likely to continue to be highly volatile and subject to wide fluctuations in response to various factors, some of which are beyond our control and may not be related to our operating performance. Since shares of our common stock were sold in our IPO in October 2014 at a price of $12.00 per share, the reported high and low sales prices of our common stock have ranged from $8.90 to $17.97 through March 31, 2015. Factors that may cause the market price of our common stock to fluctuate include:

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

A majority of our directors are affiliated with management or our principal stockholders. In addition, our directors and executive officers and holders of more than five percent of our outstanding shares of common stock (on an as-converted basis) beneficially owned, in the aggregate, approximately 64% of our outstanding capital stock as of March 31, 2015. As a result, acting together, this group has the ability to exercise significant control over most matters requiring our stockholders’ approval, including the election and removal of directors and significant corporate transactions. The interests of this group may differ from those of other stockholders and they may vote their shares in a way that is contrary to the way other stockholders vote their shares.

Substantial future sales of our common stock in the public market could cause our stock price to fall.

Additional sales of our common stock in the public market, or the perception that these sales could occur, could cause the market price of our common stock to decline. As of March 31, 2015, there were outstanding options and RSUs equivalent to 7,653,110 shares of our common stock that, if exercised, will result in these additional shares becoming available for sale upon expiration of lock-up agreements and market standoff agreements. If a substantial number of these shares are sold, the market price of our common stock could be significantly reduced. Moreover, some holders of shares of common stock have rights, subject to some conditions, to require us to file registration statements covering the shares they currently hold, or to include these shares in registration statements that we might file for ourselves or other stockholders.

We filed registration statements on October 3, 2014 and March 4, 2015 to register 7,953,661 and 1,755,831 shares, respectively, of common stock reserved for issuance under our stock plans. If a large number of these shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

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

Yodlee, Inc.
(Registrant)
Dated:	May 7, 2015	By:	/s/ ANIL ARORA
Anil Arora
Director, President and Chief Executive Officer
(Principal Executive Officer)

Dated:	May 7, 2015	By:	/s/ MICHAEL ARMSBY
Michael Armsby
Chief Financial Officer
(Principal Accounting and Financial Officer)