Form 10-Q
period 2015-06-30
YODLEE INC
filed 2015-08-12
CIK 1161315

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________________

FORM 10-Q

____________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

The number of shares of the registrant’s common stock outstanding as of July 31, 2015 was 30,393,371.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws, which statements involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

•	our ability to expand our relationships with existing customers, grow the number of customers and derive revenue from new offerings such as our data analytics solutions and market research services and premium FinApps;

•	our financial performance;

•	sources of our future revenue;

•	the results of our investments in research and development, our data center and other infrastructure;

•	our ability to realize operating efficiencies;

•	the advantages of our solutions as compared to those of others;

•	our ability to establish and maintain intellectual property rights;
•	our ability to develop additional applications and services;
•	the ability of our products to accomplish the objectives for which they are designed;
•	our ability to grow our business as planned, both domestically and internationally;
•	our plans to invest in our data center and other infrastructure; and

•	our ability to retain and hire necessary employees and appropriately staff our operations, in particular our India operations.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Yodlee, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except par value)

(Unaudited)

	June 30, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$71,432	$73,520
Accounts receivable, net of allowance for doubtful accounts of $18 and $13 as of June 30, 2015 and December 31, 2014, respectively	15,729	12,229
Accounts receivable—related parties	1,571	3,066
Prepaid expenses and other current assets	5,642	4,425
Total current assets	94,374	93,240
Property and equipment, net	10,251	9,481
Restricted cash	146	146
Goodwill	3,068	3,068
Other assets	1,615	1,609
Total assets	$109,454	$107,544
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,929	$3,278
Accrued liabilities	3,533	2,628
Accrued compensation	6,372	8,927
Deferred revenue, current portion	8,289	6,959
Capital lease obligations, current portion	893	1,153
Total current liabilities	22,016	22,945
Deferred revenue, net of current portion	186	293
Capital lease obligations, net of current portion	931	1,243
Other long-term liabilities	3,822	2,986
Total liabilities	26,955	27,467
Stockholders’ equity:
Common stock, $0.001 par value—150,000 shares authorized as of June 30, 2015 and December 31, 2014; 30,311and 29,264 shares issued and outstanding as of June 30, 2015 and December 31, 2014, respectively	30	29
Preferred stock, $0.001 par value—5,000 shares authorized as of June 30, 2015 and December 31, 2014; none issued and outstanding as of June 30, 2015 and December 31, 2014, respectively	—	—
Additional paid-in capital	447,312	439,275
Accumulated other comprehensive loss	(2,008)	(1,979)
Accumulated deficit	(362,835)	(357,248)
Total stockholders’ equity	82,499	80,077
Total liabilities and stockholders’ equity	$109,454	$107,544

See accompanying notes.

Yodlee, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenue(1):
Subscription	$22,557	$18,172	$44,138	$34,903
Professional services and other	3,398	3,131	6,426	6,163
Total revenue	25,955	21,303	50,564	41,066
Cost of revenue(2):
Subscription	7,611	5,744	14,701	11,399
Professional services and other	2,319	2,206	4,670	4,392
Total cost of revenue	9,930	7,950	19,371	15,791
Gross profit	16,025	13,353	31,193	25,275
Operating expenses(2):
Research and development	7,082	5,351	13,789	10,260
Sales and marketing	7,245	5,149	14,206	9,690
General and administrative	4,095	2,817	8,035	5,519
Total operating expenses	18,422	13,317	36,030	25,469
Operating income (loss)	(2,397)	36	(4,837)	(194)
Other income, net	202	68	348	87
Income (loss) before provision for income taxes	(2,195)	104	(4,489)	(107)
Provision for income taxes	491	465	1,098	842
Net loss	$(2,686)	$(361)	$(5,587)	$(949)
Net loss per share attributable to common stockholders:
Basic and diluted	$(0.09)	$(0.05)	$(0.19)	$(0.13)
Weighted average shares used to compute net loss per share attributable to common stockholders—basic and diluted	29,904	7,560	29,641	7,518

(1)	The Company recorded revenue totaling $2.5 million and $3.5 million from related parties during the three months ended June 30, 2015 and 2014, respectively and $5.1 million and $6.4 million during the six months ended June 30, 2015 and 2014, respectively. Refer to Note 11 to these consolidated financial statements for further information.

(2)	Amounts include stock-based compensation expense as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Cost of revenue—subscription	$303	$57	$589	$99
Cost of revenue—professional services and other	168	42	278	64
Research and development	496	80	871	128
Sales and marketing	591	109	1,067	172
General and administrative	896	280	1,657	456
Total stock-based compensation expense	$2,454	$568	$4,462	$919

See accompanying notes.

Yodlee, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net loss	$(2,686)	$(361)	$(5,587)	$(949)
Other comprehensive income, net of taxes:
Foreign currency translation gain (loss)	(114)	(29)	(86)	150
Change in unrealized gain (loss) on foreign currency contracts designated as cash flow hedges	(73)	3	58	403
Total other comprehensive income (loss), net of taxes	(187)	(26)	(28)	553
Comprehensive loss	$(2,873)	$(387)	$(5,615)	$(396)

See accompanying notes.

Yodlee, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities
Net loss	$(5,587)	$(949)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,256	1,570
Revaluation of warrant liabilities	—	148
Stock-based compensation expense	4,462	919
Changes in operating assets and liabilities:
Accounts receivable, net	(2,006)	(1,694)
Prepaid expenses and other assets	(1,232)	(1,658)
Accounts payable	(595)	910
Accrued liabilities and other long term liabilities	1,729	694
Accrued compensation	(2,655)	(624)
Deferred revenue	1,223	(305)
Net cash used in operating activities	(2,405)	(989)
Cash flows from investing activities
Purchases of property and equipment	(2,671)	(2,525)
Net cash used in investing activities	(2,671)	(2,525)
Cash flows from financing activities
Proceeds from bank borrowings	—	5,600
Principal payments on bank borrowings	—	(2,880)
Proceeds from issuance of common stock upon exercise of stock options	4,578	859
Tax payments related to stock-based award activities	(875)	—
Principal payments on capital lease obligations	(572)	(517)
Equity offering costs	(143)	(946)
Repurchase of common stock	—	(473)
Net cash provided by financing activities	2,988	1,643
Net decrease in cash and cash equivalents	(2,088)	(1,871)
Cash and cash equivalents—beginning of period	73,520	8,134
Cash and cash equivalents—end of period	$71,432	$6,263
Supplemental disclosures of cash flow information:
Cash paid for interest	$66	$270
Cash paid for income taxes	$804	$392
Supplemental disclosures of non-cash investing and financing information:
Property and equipment financed through capital lease	$—	$1,804
Property and equipment purchased but not paid at period-end	$1,051	$768
Unpaid equity offering costs	$—	$1,719

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued an accounting standard update on revenue from contracts with customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The new guidance will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. In July 2015, the FASB voted to amend the new standard by approving a one-year deferral of the effective date as well as providing the option to early adopt the standard on the original effective date. As a result, the new standard is effective for the Company on January 1, 2018. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is currently evaluating the effect that the new guidance will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

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

 The following tables set forth the fair value of the Company’s financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2015 and December 31, 2014 based on the three-tier fair value hierarchy (in thousands):

	As of June 30, 2015
	Fair Value	Level I	Level II
Assets
Money market funds(1)	$66,474	$66,474	$—
Foreign currency forwards(2)	9	—	9
Total assets measured at fair value	$66,483	$66,474	$9
Liabilities
Foreign currency forwards(3)	133	—	133
Total liabilities measured at fair value	$133	$—	$133

	As of December 31, 2014
	Fair Value	Level I	Level II
Assets
Money market funds(1)	$70,969	$70,969	$—
Foreign currency forwards(2)	5	—	5
Total assets measured at fair value	$70,974	$70,969	$5
Liabilities
Foreign currency forwards(3)	334	—	334
Total liabilities measured at fair value	$334	$—	$334

(1)	Included in cash and cash equivalents in the consolidated balance sheets.
(2)	Included in prepaid and other current assets in the consolidated balance sheets.
(3)	Included in accrued liabilities in the consolidated balance sheets.

The Company did not have any assets or liabilities measured at fair value on a recurring basis requiring Level 3 inputs as of June 30, 2015 or December 31, 2014.

There were no transfers of financial instruments, which are measured at fair value, between Level I, Level II, and Level III during the three and six months ended June 30, 2015 and 2014.

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

Derivative instruments measured at fair value and their classification on the consolidated balance sheets are presented in the following tables (in thousands):

	June 30, 2015		December 31, 2014
	Notional Amount	Fair Value	Notional Amount	Fair Value
Derivative instruments included in prepaid and other current assets:
Derivatives designated as hedging instruments	$4,063	$9	$2,348	$4
Derivatives not designated as hedging instruments	899	—	935	1
Total	$4,962	$9	$3,283	$5
Derivative instruments included in accrued liabilities:
Derivatives designated as hedging instruments	$8,199	$(90)	$6,433	$(220)
Derivatives not designated as hedging instruments	3,980	(43)	3,222	(114)
Total	$12,179	$(133)	$9,655	$(334)

Gains (losses) on derivative instruments designated as hedging instruments and their classification on the consolidated statements of operations are presented in the following tables (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Gain (loss) recognized in AOCI–effective portion	$(73)	$3	$(295)	$135
Gain (loss) reclassified from AOCI into net loss-effective portion(1)	(167)	18	(239)	(193)
Gain (loss) recognized-ineffective portion and amount excluded from effectiveness testing(2)	(18)	31	57	(61)

(1) Derivatives in Cash Flow Hedging Relationship – Foreign currency forward contracts (in thousands):

	Gain (loss) reclassified from AOCI into net loss - effective portion
	Three Months Ended June 30,		Six Months Ended June 30,
Income Statement Location	2015	2014	2015	2014
Cost of sales	$(75)	$9	$(108)	$(99)
Operating expenses	(92)	9	(131)	(94)

(2) Included in other income, net.

As of June 30, 2015 and December 31, 2014, the Company estimated that the entire net unrealized loss of $0.3 million and $0.4 million, respectively included in AOCI will be reclassified into earnings within the next 12 months.

The gain (loss) recognized in other income (expense), net of foreign currency forward contracts not designated as hedging instruments amounted to ($11,000) and $79,000 for the three months ended June 30, 2015 and 2014, respectively and $0.1 million and $0.3 million for the six months ended June 30, 2015 and 2014, respectively.

4. Balance Sheet Components

Allowance for Doubtful Accounts

Activity related to the allowance for doubtful accounts consisted of the following (in thousands):

	Six Months Ended June 30, 2015	Year Ended December 31, 2014
Balance, beginning of period	$13	$20
Additions to the allowance	5	129
Write-offs of bad debt	—	(119)
Recovery of previously reserved items	—	(17)
Balance, end of period	$18	$13

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	June 30, 2015	December 31, 2014
Prepaid expenses	$2,517	$1,846
Refundable tax	482	492
Deferred commissions	1,001	871
Gain on unsettled foreign currency forward contracts	9	5
Other current assets	1,633	1,211
Prepaid expenses and other current assets	$5,642	$4,425

Property and Equipment, Net

Property and equipment, net consist of the following (in thousands):

	June 30, 2015	December 31, 2014
Computer equipment	$29,127	$26,406
Furniture, fixtures, and equipment	724	716
Leasehold improvements	2,619	2,447
Total property and equipment(1)	32,470	29,569
Less accumulated depreciation and amortization(2)	(22,219)	(20,088)
Property and equipment, net	$10,251	$9,481

(1)	Includes assets under capital lease of $5.4 million and $5.4 million as of June 30, 2015 and December 31, 2014, respectively.
(2)	Includes accumulated amortization of $3.4 million and $2.8 million relating to assets under capital lease as of June 30, 2015 and December 31, 2014, respectively.

Depreciation expense was $1.1 million and $0.8 million for the three months ended June 30, 2015 and 2014, respectively and $2.2 million and $1.6 million for the six month ended June 30, 2015 and 2014, respectively. Included in these amounts were depreciation expenses for assets acquired under capital leases in the amount of $0.3 million and $0.2 million for the three months ended June 30, 2015 and 2014, respectively and $0.6 million and $0.3 million for the six months ended June 30, 2015 and 2014, respectively.

Other Assets

Other assets consist of the following (in thousands):

	June 30, 2015	December 31, 2014
Deferred costs and commissions	627	674
Facility deposits for operating leases	912	891
Others	76	44
Other assets	$1,615	$1,609

Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss, net of tax, are as follows (in thousands):

	June 30, 2015	December 31, 2014
Foreign currency translation adjustments	$1,713	$1,626
Net unrealized loss on foreign currency contracts designated as cash flow hedges	295	353
Total accumulated other comprehensive loss	$2,008	$1,979

5. Other Income, Net

Other income, net consists of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Interest expense	$(33)	$(149)	$(74)	$(270)
Foreign exchange gain (loss)	71	33	(7)	(131)
Gain on foreign currency forward contracts	138	190	383	612
Convertible preferred stock warrants remeasurement	—	(20)	—	(148)
Other non-operating income, net	26	14	46	24
Total other income, net	$202	$68	$348	$87

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

Future rental payments under non-cancelable operating leases with initial terms in excess of one year, as of June 30, 2015, are as follows (in thousands):

Year ending December 31:
2015 (remaining six months)	$1,196
2016	2,762
2017	2,209
2018	1,984
2019	2,043
Thereafter	4,819
Total minimum payments	$15,013

Rent expense during the three months ended June 30, 2015 and 2014, was $0.8 million and $0.5 million, respectively and $1.3 million and $1.0 million during the six months ended June 30, 2015 and 2014, respectively. As of June 30, 2015, the short-term deferred rent liability and long-term liability was $0.1 million and $0.6 million, respectively. As of December 31, 2014, the short-term deferred rent liability and long-term liability was $0.1 million and $0.1 million, respectively.

Capital Leases:    The Company acquired certain software licenses and server and network equipment classified as capital leases. The original term of the capital leases unpaid as of June 30, 2015 ranges from three to four years. The portion of the future payments designated as principal repayment was classified as a capital lease obligation on the consolidated balance sheets. Future payments under the capital leases, as of June 30, 2015, are as follows (in thousands):

Year ending December 31:
2015 (remaining six months)	$340
2016	1,086
2017	398
Total minimum payments	$1,824

Interest expense recognized in the three months and six month ended June 30, 2015 and 2014, is immaterial in relation to these capital lease arrangements.

Other Commitments:    As of June 30, 2015, the Company has several other commitments for telecommunication and data center services and support and maintenance with various expiration dates through the end of 2017 as follows (in thousands):

Year ending December 31:
2015 (remaining six months)	2,972
2016	2,608
2017	835
2018	45
Total minimum payments	$6,460

Indemnification

Under the indemnification provisions of its standard sales contracts, the Company agrees to defend its customers against third-party claims asserting infringement of certain intellectual property rights, which may include patents, copyrights, trademarks, or trade secrets, and to indemnify its customers for certain losses resulting from such claims. In addition, the Company also agrees to indemnify its customers against losses, expenses, and liabilities from damages that may be awarded against them if its applications are found to result in a security breach in certain circumstances. The exposure to the Company under these indemnification provisions could potentially expose it to losses in excess of the amount received under the agreement. It is not possible to determine the maximum potential amount under these indemnification obligations due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. To date, there have been no material claims under such indemnification provisions, and no liability related to these indemnification agreements has been recorded as of June 30, 2015 and December 31, 2014.

Legal Matters

In the ordinary course of business, the Company may be involved in lawsuits, claims, investigations, and proceedings consisting of intellectual property, commercial, employment, and other matters. Legal fees and other costs associated with such actions are expensed as incurred. The Company will record a provision for these claims when it is both probable that a liability has been incurred and the amount of the loss, or a range of the potential loss, can be reasonably estimated. These provisions are reviewed regularly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information or events pertaining to a particular case. Litigation accruals are recorded when and if it is determined that a loss is both probable and reasonably estimable. Material loss contingencies that are reasonably possible of occurrence, if any, are subject to disclosures. The Company believes that liabilities associated with any claims, while possible, are not probable, and therefore has not recorded any accrual for any claims as of June 30, 2015. Further, any possible range of loss cannot be reasonably estimated at this time.

On December 2, 2014, the Company filed a complaint in the United States District Court for the District of Delaware alleging that Plaid Technologies Inc. (“Plaid”) has and is continuing to infringe on seven of the Company’s U.S. patents. The complaint seeks unspecified monetary damages, enhanced damages, interest, fees, expenses, costs and injunctive relief against Plaid. On January 23, 2015, in lieu of filing an answer to the complaint, Plaid filed a motion to dismiss, alleging that the Company’s patents do not claim patent eligible subject matter. The Company filed its answering brief to the motion to dismiss on February 20, 2015. Plaid filed its reply brief on March 6, 2015. At the outset of the litigation, the judge presiding over the litigation referred certain matters to be handled by the assigned magistrate judge, including discovery, case scheduling, and any motions to dismiss. Under the applicable procedural rules, the magistrate judge will issue a report and recommendation regarding Plaid’s motion to dismiss. Either party may then file objections to the report and recommendations, and those objections will be reviewed by the judge presiding over the litigation. The magistrate judge held a hearing on May 4, 2015, to discuss the case schedule and to hear oral arguments on the motion to dismiss. At the conclusion of the May 4 hearing, the magistrate judge reserved judgement on the motion to dismiss, and entered a trial date of March 13, 2017. On May 18, 2015, Plaid filed a motion requesting that the Court stay all discovery while its decision on the motion to dismiss is pending. Discovery has been proceeding during the pendency of the motion to stay. On July 20, 2015, the Magistrate Judge issued an opinion denying the motion to stay. As a result, discovery will continue to proceed while the motion to dismiss is pending. It is too early to predict the outcome of these legal proceedings or whether an adverse result would have a material adverse impact on the Company’s operations or financial position.

7. Bank Borrowings and Extinguishment of Debt

As of December 31, 2014, the Company has repaid all amounts outstanding related to all bank borrowings using proceeds from the initial public offering (“IPO”).

On March 17, 2015, the term of the Company’s revolving line of credit expired and was not renewed.

8. Net Loss per Share

The Company computes net loss per share of common stock in conformity with the two-class method required for participating securities. The Company considers all series of the Company’s convertible preferred stock to be participating securities as the holders of the preferred stock are entitled to receive a noncumulative dividend on a pari passu basis in the event that a dividend is paid on common stock. The holders of all series of convertible preferred stock do not have a contractual obligation to share in the losses of the Company. As such, the Company’s net losses for the three and six months ended June 30, 2015 and 2014 were not allocated to these participating securities.

Basic net loss per share is computed by dividing total net loss attributable to common stockholders by the weighted-average common shares outstanding. The weighted-average common shares outstanding is adjusted for shares subject to repurchase. Diluted net loss per share is computed by dividing the net income (loss) attributable to common stockholders by the weighted-average number of common shares outstanding including potential dilutive common stock instruments. In the three and six months ended June 30, 2015 and 2014, the Company’s potential common stock instruments such as stock options, RSUs, shares of preferred stock and the preferred stock warrants were not included in the computation of diluted net loss per share as the effect of including these shares in the calculation would have been anti-dilutive.

The following table presents the calculation of the numerators and denominators of the basic and diluted net loss per share for periods presented (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net loss attributable to common stockholders	$(2,686)	$(361)	$(5,587)	$(949)
Basic shares:
Weighted-average common shares outstanding	29,904	7,560	29,641	7,518
Less: Weighted-average shares subject to repurchase	—	—	—	—
Weighted-average shares used to compute basic and diluted net loss per share	29,904	7,560	29,641	7,518
Net loss per share attributable to common stockholders	$(0.09)	$(0.05)	$(0.19)	$(0.13)

The following potential common shares were excluded from the calculation of diluted income (loss) per share attributable to common stockholders because their effect would have been anti-dilutive for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Convertible preferred stock	—	14,445	—	14,445
Stock options	5,213	5,197	5,213	5,197
RSUs	1,541	619	1,541	619
Convertible preferred stock warrants	—	113	—	113
	6,754	20,374	6,754	20,374

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

As of June 30, 2015, the Company was authorized to grant up to 1,757,027 shares under the equity incentive plans.

Employee Stock Purchase Plan

On September 18, 2014, the Company’s board of directors and stockholders adopted the 2014 Employee Stock Purchase Plan (“2014 ESPP”). A total of 500,000 shares of common stock were initially reserved for future issuance under the 2014 ESPP subject to annual increases under such plan. As of June 30, 2015, no purchase has been made pursuant to the 2014 ESPP and 792,638 shares remain available for future issuance. There has been no stock-based compensation expense recorded as of June 30, 2015 related to the ESPP.

Determining the Fair Values of Stock Options

The Company utilizes the Black-Scholes model for valuing its stock options. The weighted-average grant-date fair value of options granted during the three months ended June 30, 2015 and 2014 was $5.83 and $4.98 per share, respectively and for the six months ended June 30, 2015 and 2014 was $5.32 and $4.98 per share, respectively. The following table presents the weighted-average assumptions used to estimate the fair value of the stock options granted in the Company’s condensed consolidated financial statements:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Dividend rate	—%	—%	—%	—%
Risk-free interest rate	1.7%	2.0%	1.7%	2.0%
Remaining contractual term (in years)	6.1	6.0	6.0	6.0
Expected volatility	40%	40%	40%	40%

The following table presents the effects of stock-based compensation on the Company’s condensed consolidated statements of operations during the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Cost of revenue—subscription	$303	$57	$589	$99
Cost of revenue—professional services and other	168	42	278	64
Research and development	496	80	871	128
Sales and marketing	591	109	1,067	172
General and administrative	896	280	1,657	456
Total stock-based compensation expense	$2,454	$568	$4,462	$919

No current income tax benefit has been recognized relating to stock-based compensation expense and no tax benefits realized from exercised stock options. No stock-based compensation cost was capitalized for any of the periods presented.

A summary of stock option activity for the six months ended June 30, 2015 is as follows (in thousands, except per share amounts and contractual term):

		Options Outstanding
	Shares Available for Grant	Number of Shares	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value(1)
Balance as of December 31, 2014	1,416	5,233	$6.95	6.2	$27,483
Increase in shares authorized	1,463	—
Options granted	(971)	971	13.08
RSU granted	(1,083)	—
Options exercised	—	(911)	5.03
Options forfeited	83	(83)	9.47
RSU forfeited	57	—
Balance as of June 30, 2015	965	5,210	$8.39	6.8	$31,561
Vested and expected to vest— June 30, 2015		4,889	$8.15	6.6	$30,749
Vested— June 30, 2015		2,992	$6.13	5.2	$24,862

(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock option awards and the assessed fair value of the Company’s common stock as of June 30, 2015.

The intrinsic value of options exercised during the three months ended June 30, 2015 and 2014 was $6.7 million and $1.3 million, respectively and during the six months ended June 30, 2015 and 2014 was $7.7 million and $1.8 million, respectively. The fair value of stock options vested during the three months ended June 30, 2015 and 2014, was $1.3 million and $1.1 million, respectively and during the six months ended June 30, 2015 and 2014 was $2.4 million and $1.6 million, respectively. As of June 30, 2015, total unrecognized compensation expense related to stock options was $8.6 million, and was expected to be recognized over a weighted-average remaining vesting period of 2.8 years. The Company repurchased common stock from certain employees in connection with the net issuance of shares to satisfy minimum tax withholding obligations upon the vesting of certain stock awards issued to such employees. Repurchases associated with tax withholdings were $1.0 million during the three and six months ended June 30, 2015, respectively, and zero dollars during the three and six months ended June 30, 2014, respectively.

The following table summarizes the activity related to the Company’s RSUs for the six months ended June 30, 2015:

	Number of RSUs	Weighted- Average Fair Value per Share(1)
	(in thousands)
Balance as of December 31, 2014	723	$12.04
Restricted stock units granted	1,083	$13.09
Restricted stock units forfeited	(57)	$12.52
Restricted stock units released	(208)	$10.65
Balance as of June 30, 2015	1,541	$12.75

(1)	Represents assessed fair value of RSUs

The Company recognized stock compensation expense related to RSUs during the three and six months ended June 30, 2015 of $1.4 million and $2.5 million, respectively. The Company did not recognize any stock compensation expense related to RSUs during the three and six months ended June 30, 2014 because the completion of the Company’s IPO had not occurred and was not probable of occurrence as of June 30, 2014. As of June 30, 2015, total unrecognized compensation expense, net of forfeitures, related to RSUs was $14.5 million, and was expected to be recognized over a weighted-average period vesting period of 3.1 years.

10. Common Stock Reserved For Future Issuance

As of June 30, 2015 and December 31, 2014, the Company had 8,509,700 and 7,873,253 common shares reserved for future issuance under the Company’s equity incentive plan.

11. Related-Party Transactions

The Company recorded revenue from a major financial institution, which is a significant stockholder, totaling $1.9 million and $3.3 million, during the three months ended June 30, 2015 and 2014, respectively and $3.9 million and $5.9 million, during the six months ended June 30, 2015 and 2014, respectively. That financial institution comprised 7% and 20% of total accounts receivable as of June 30, 2015 and December 31, 2014, respectively.

The Company recorded revenue of $0.6 million and $0.2 million, from other related parties during the three months ended June 30, 2015 and 2014, respectively and $1.2 million and $0.5 million, during the six months ended June 30, 2015 and 2014, respectively. Total accounts receivable from other related parties as of June 30, 2015 and December 31, 2014, was $0.5 million and $0.1 million, respectively.

12. Income Taxes

The provision for income tax was $0.5 million for the three months ended June 30, 2015 and 2014, respectively, and for the six months ended June 30, 2015 and 2014 was $1.1 million and $0.8 million, respectively. The provision for income taxes consists primarily of foreign income taxes.

For the three and six months ended June 30, 2015 and 2014, the provision for income taxes differed from the statutory amount primarily due to foreign taxes currently payable, and because the Company realized no benefit for losses which could not be benefited due to maintaining a full valuation allowance against the U.S. net deferred tax assets.

The realization of tax benefits of deferred tax assets is dependent upon future levels of taxable income, of an appropriate character, in the periods the items are expected to be deductible or taxable. Based on the available objective evidence, the Company does not believe it is more likely than not that all the net deferred tax assets will be realizable. Accordingly, the Company has provided a full valuation allowance against the domestic deferred tax assets as of June 30, 2015 and December 31, 2014. The Company intends to maintain the full valuation allowance until sufficient positive evidence exists to support a reversal of, or decrease in, the valuation allowance.

13. Information About Geographic Areas

Revenue by geography is based on the billing address of the customer. The following table sets forth revenue by geographic area (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
United States	$22,079	$18,376	$43,005	$35,904
International (1)	3,876	2,927	7,559	5,162
Total	$25,955	$21,303	$50,564	$41,066

(1)	No foreign country accounted for more than 10% of total revenue.

The following table sets forth long-lived assets by geographic area (in thousands):

	June 30, 2015	December 31, 2014
United States	$7,704	$6,537
India	1,827	2,231
Other	720	713
Total	$10,251	$9,481

14. Subsequent Events

On August 10, 2015, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Envestnet, Inc., a Delaware corporation (“Parent”), and Yale Merger Corp., a Delaware corporation (“Merger Sub”). The Merger Agreement provides for the acquisition of the Company by Parent by means of a merger of Merger Sub with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly owned subsidiary of Parent.

Per the terms of the Merger Agreement, Parent will acquire all of the shares of the Company in a cash and stock transaction valued at $18.88 per share, or approximately $660 million on a fully-diluted equity value basis. The consideration consists of $10.78 per share in cash and the number of validly issued, fully paid and non- assessable shares of common stock, par value $0.005 per share, of Parent (the “Parent Common Stock”) determined by dividing $8.10 by the volume weighted average price per share of Parent Common Stock for the 10 consecutive trading days ending on (and including) the second trading day prior to completion of the Merger, subject to adjustment pursuant to the terms and conditions of the Merger Agreement.

Consummation of the Merger, which is expected to occur in the fourth quarter of 2015 or in the first quarter of 2016, is subject to customary closing conditions, including adoption of the Merger Agreement by the Company’s shareholders, listing of Parent Common Stock issuable pursuant to the Merger Agreement on the New York Stock Exchange, absence of any law or order prohibiting the consummation of the Merger and expiration or termination of the applicable Hart-Scott-Rodino waiting period. The Merger Agreement contains certain termination provisions and provides that, upon the termination of the Merger Agreement under certain specified circumstances, the Company will be required to pay the Parent a termination fee of approximately $17.8 million.

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

Overview

Yodlee is a leading technology and applications platform powering dynamic innovation for digital financial services in the cloud. We refer to our platform as the Yodlee Financial Cloud. Our vision is to empower lives with innovative digital financial services. Our customers include financial institutions, Internet services companies providing innovative financial solutions and third-party developers of financial applications. As of June 30, 2015, more than 900 organizations in over 15 countries use the Yodlee platform to power their consumer-facing digital offerings, and we receive subscription fees for 20.7 million of these consumers, whom we refer to as our paid users.

We serve two main customer groups: financial institutions, or FI, customers and Internet services companies providing innovative financial solutions, which we refer to as our Yodlee Interactive, or YI, customers. Yodlee provides FI customers with access to the Yodlee Financial Cloud (our platform and secure, open application programming interfaces, or APIs) and financial applications, or FinApps (end-user facing applications powered by our platform and APIs).  Our platform and APIs enable FI customers to receive end user-permissioned transaction data elements that we aggregate and cleanse, as well as to enable our money movement solutions.  The FinApps powered by our platform and APIs can be subscribed to individually or in combinations that include personal financial management, wealth management, card, payments and small-medium business, or SMB, solutions.  Our YI customers are Internet services companies and third-party developers, who use our platform to develop new applications and enhance existing solutions. Our YI customers operate in a number of sub-vertical markets, including wealth management, personal financial management, small business accounting, small business lending and authentication. These customers use the Yodlee platform to build solutions that leverage our open APIs and access to a large end user base. In addition to aggregated transaction-level account data elements, we provide YI customers with secure access to account verification, money movement and risk assessment tools via our APIs. We play a critical role in bringing innovation from Internet services companies to financial institutions through the Yodlee Financial Cloud. For example, our YI customers use our solutions in diverse applications such as: providing working capital to small businesses online; personalized financial management, planning and advisory services; ecommerce payment solutions; and online accounting systems for small businesses. We provide access to our solutions across multiple channels, including web, tablet and mobile.

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

The Yodlee Financial Cloud delivers a wide variety of FinApps, and also enables our customers to develop their own applications through our open APIs, that deliver trusted and secure data, money movement solutions, and other feature functionality.  Our FinApps are targeted at the retail financial, wealth management, small business banking, card and other financial solutions sectors. These FinApps help consumers and small businesses simplify and manage their finances, review their financial accounts, track their spending, calculate their net worth, and perform a variety of other activities. Examples of FinApps include our Expense FinApp, which helps consumers track their spending, and a Payroll FinApp from a third party, which helps small businesses process their payroll.

We provide subscription services on a business-to-business-to-consumer, or B2B2C, basis to financial services clients, whereby our customers offer Yodlee-based solutions to their customers, whom we refer to as end users. On a business-to-business, or B2B, basis we deliver the same platform to third-party developers.

We are a big data practitioner offering data analytics solutions and market research services that enhance the value of our solutions to our customers and provide insights derived from small, scrubbed, non-identified, and dynamic samples from a massive population of end user-permissioned, non-identified transaction-level data that we gather and refine. Our platform collects a wide variety of end user data from over 14,000 sources and puts it in a common repository. Beyond collecting user-permissioned, non-identified transaction data elements, our platform performs a data refining process and augments the data with additional information from a variety of other sources. We enrich the data with a proprietary twelve-step process, adding such elements as categorization and merchant identification for bank or credit card account data and investment holding identification for investment account data. With this enhanced data, we enable our customers to offer better applications and more personalized solutions to end users.

We believe that our brand leadership, innovative technology and intellectual property, large customer base, and unique data gathering and enrichment provide us with competitive advantages that have enabled us to generate strong growth.

Our solutions benefit our customers and their end users in a wide variety of ways. For both our FI and YI customers, providing Yodlee-powered solutions improves their end user satisfaction and retention, accelerates speed to market, creates technology savings and enhances their data analytics solutions and market research capabilities. For our customers’ end users, our solutions provide better access to their financial information and more control over their finances, leading to more informed and personalized decision making. For our customers who are members of the developer community, our solutions provide access to critical data and payments solutions, faster speed to market and enhanced distribution.

Our technology infrastructure is designed to provide a highly accessible and secure multi-tenant cloud-based platform across hundreds of customers and millions of end users. Our solutions use a single code base for all customers and are globally accessible across multiple digital channels. Our multi-tenancy model uses a common data model for all customers but isolates data with logical technical and administrative controls and separate encryption keys for each customer. Our architecture utilizes state-of-the-art technologies to achieve enhanced availability, scalability and security.

We believe a large addressable market and the need for innovative digital financial services give us the opportunity to grow considerably in the near term. Our growth strategy addresses two key drivers of our business: number of paid users and revenue per paid user. As we look to grow the number of paid users on our platform, we intend to focus on increasing penetration within our existing customer base, signing new customers, and expanding internationally. We also intend to drive additional revenue per paid user by introducing new solutions like data analytics solutions and market research services and by pursuing revenue-sharing opportunities from premium FinApps.

Revenues were $26.0 million and $21.3 million for the three months ended June 30, 2015 and 2014, respectively, and $50.6 million and $41.1 million for the six months ended June 30, 2015 and 2014, respectively. In the three months ended June 30, 2015, revenue increased by 22% to $26.0 million, driven largely by an increase in subscription revenue, which grew 24% from the three months ended June 30, 2014. In the six months ended June 30, 2015, revenue increased by 23% to $50.6 million, driven largely by an increase in subscription revenue, which grew 26% from the six months ended June 30, 2014. We generate revenues primarily from subscription fees and professional service fees. Subscription revenue has been a growing majority of our revenues and accounted for 87% and 85% of our revenue during the three months ended June 30, 2015 and 2014, respectively; and 87% and 85% of our revenue during the six months ended June 30, 2015 and 2014, respectively.

Factors Affecting our Future Performance

We believe that our future success will be dependent on many factors, including our ability to expand our relationships with existing customers, grow the number of customers and derive revenue from new offerings such as our data analytics solutions and market research services and premium FinApps. While these areas present significant opportunity, they also present risks that we must manage to ensure successful results. See “Risk Factors” included in Item 1A of this Quarterly Report on Form 10-Q for more information on the risks relating to our customers and product offerings.

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

Renewals and Additional Revenue from Current Customers

The continued growth of our business also partially depends on our ability to maintain our customer relationships, renew subscriptions from our current customers and generate additional paid users and sources of revenue from existing customers. Our ability to increase adoption among existing customers is particularly important in light of our land and expand business model, pursuant to which we target customers with initial product offerings and expand the use cases and relationship over time. For example, an FI customer may initially subscribe to Yodlee data aggregation and later expand its relationship with us by licensing additional product offerings and FinApps. As our existing customers increase their adoption and promotion of the functionality of our solutions and deploy FinApps and additional value-added offerings to their end users, we anticipate that our number of paid users will increase.

Mix and Timing of Subscriptions and Deployments

Sales to large organizations have typically been characterized by longer sales cycles, significant contract negotiations and less predictability in completing sales. For example, our sales cycle can generally last one year or more with our largest FI customers, but is variable and difficult to predict and can be much longer or shorter. Many of our YI customers and data analytics solutions and market research customers have shorter sales cycles of three to six months. In addition, FI customers and some large YI customers deploy our solutions in six to nine months. In contrast, many other YI customers can implement our applications and solutions in approximately three months and our data analytics solutions and market research customers can begin using our services shortly following contract execution. All of these factors impact the timing of revenue recognition and have resulted in fluctuations in our subscription revenue and overall operating results.

Growth of Data Solutions and Market Research Services

We have commenced deriving revenue by providing data analytics solutions and market research services. We believe there are significant opportunities to increase our revenue and average revenue per paid user by providing these services to our existing customers and to new customers for uses such as market analytics, credit and risk analytics and other use cases. For the six months ended June 30, 2015, revenue derived from data analytics solutions and marketing research services was a key factor in the increase of average revenue per paid user. We anticipate that revenue from data analytics solutions and marketing research service will continue to be an important factor in our future financial results. Our future growth and profitability will also be affected by our ability to generate higher average revenue per paid user through revenue-sharing arrangements with partners who develop premium FinApps. For example, our enterprise API, an API set built for FIs to speed internal innovation, is designed to allow FIs to offer the same types of developer tools and integration capabilities previously only available to technology focused innovators. This is a product designed to allow the FIs to level the playing field against the Internet service companies currently disrupting the traditional models.

Operating Efficiencies and Investment

The cloud-based nature of the Yodlee platform provides us with economies of scale and operating leverage as the number of deployments and paid users grows. In addition, historically, we have enjoyed increasing operating efficiencies by leveraging our significant presence in India, which provides us with direct access to a large pool of talented engineers for research and development, customer support and operations. Our gross margins have expanded in recent periods and we expect that they will continue to expand over the long term to the extent we are able to realize operating efficiencies.

To support our future potential growth, we have made and expect to continue to make investments in our data center and other infrastructure in connection with enhancing and expanding our operations both domestically and internationally. For example, we expect to continue to invest in additional data center resources to keep pace with our potential growth. We believe that our investment in infrastructure will contribute to improve our operating results in the long-term; however, this investment will require capital expenditures and may impact our profitability in the near-term. In addition, we have continued to invest in research and development to improve and enhance the Yodlee platform and the breadth of applications and services running on the platform to meet our customers’ and potential customers’ needs and to develop new offerings to more effectively realize the value of the transaction-level data that we gather and refine. We also expect to continue to expand our sales and marketing efforts domestically and increase awareness of our solutions on a global basis and grow our international operations. We also expect to incur additional general and administrative expenses as a result of both our growth and the infrastructure required as a public company. Investment in these areas will cause our operating expenses to continue to increase in absolute dollars in future periods.

Key Metrics

In addition to our results determined in accordance with U.S. generally accepted accounting principles, or GAAP, we believe the following non-GAAP and other operational measures are useful in evaluating our operating performance. We regularly review the key metrics set forth below as we evaluate our business.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)		(in thousands)
Adjusted EBITDA	$1,453	$1,410	$2,139	$2,295

	As of June 30,
	2015	2014
Paid users (in thousands)	20,658	16,758
Average revenue per paid user	$4.57	$4.53

Adjusted EBITDA

We define adjusted EBITDA as follows: net loss before income from discontinued operations; provision for (benefit from) income taxes; other (income) expense, net; depreciation and amortization; stock-based compensation expense; and IP patent litigation costs. We believe adjusted EBITDA provides investors and other users of our financial information consistency and comparability with our past financial performance and facilitates period-to-period comparisons of operations. We believe adjusted EBITDA is useful in evaluating our operating performance compared to that of other companies in our industry, as this metric generally eliminates the effects of certain items that may vary for different companies for reasons unrelated to overall operating performance. We use adjusted EBITDA in conjunction with traditional GAAP measures as part of our overall assessment of our performance, including the preparation of our annual operating budget and quarterly forecasts, to evaluate the effectiveness of our business strategies and to communicate with our board of directors concerning our financial performance.

Adjusted EBITDA increased to $1.5 million in the three months ended June 30, 2015 from $1.4 million in the three months ended June 30, 2014. Adjusted EBITDA decreased to $2.1 million in the six months ended June 30, 2015 from $2.3 million in the six months ended June 30, 2014. Adjusted EBITDA remained relatively consistent for the three months ended June 30, 2014 as compared to the three months ended June 30, 2015. The decrease in adjusted EBITDA from the six months ended June 30, 2014 to the six months ended June 30, 2015 was primarily due to increased headcount to support business growth during this period.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)		(in thousands)
Net loss	$(2,686)	$(361)	$(5,587)	$(949)
Provision for income taxes	491	465	1,098	842
Other income, net	(202)	(68)	(348)	(87)
Depreciation and amortization	1,138	806	2,256	1,570
Stock-based compensation	2,454	568	4,462	919
IP patent litigation costs	258	-	258	-
Adjusted EBITDA	$1,453	$1,410	$2,139	$2,295

Paid Users

A paid user is defined as a user of an application or service provided to our customer using the Yodlee platform whose status corresponds to a billable activity under the associated customer contract. We believe that our ability to increase the number of paid users is an indicator of our market penetration, the growth of our business, and our potential future business opportunities.

Paid users increased to 20.7 million as of June 30, 2015 from 16.8 million as of June 30, 2014, as a result of increases in the number of new customers and penetration within our existing customer base.

Average Revenue Per Paid User

Average revenue per paid user is defined at any point in time as the trailing twelve-month subscription revenue divided by the average number of paid users over the same time period. For a given contract, as the number of paid users increases, our usage fee per paid user generally decreases due to volume-tiered pricing. However, at the same time, our cost of subscription revenue declines more rapidly on a per user basis, which contributes to an increase in our gross margins. Our ability to maintain average revenue per paid user during the last year is an indicator of our success in developing and monetizing expanded uses for the Yodlee platform, including data analytics solutions and market research services. In order to support average revenue per paid user, we intend to continue to develop additional applications and services, including data services and premium FinApps.

Average revenue per paid user increased to $4.57 as of June 30, 2015 from $4.53 as of June 30, 2014 due to revenue from new contracts and data analytics solutions and market research services, which more than offset the decrease in per user usage fees due to volume-tiered pricing.

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

Condensed Consolidated Results of Operations

The following table summarizes our condensed consolidated results of operations for the three and six months ended June 30, 2015 and 2014. Our historical results are not necessarily indicative of the results that may be expected in the future.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)		(in thousands)
Condensed Consolidated Statements of Operations Data:
Revenue:
Subscription	$22,557	$18,172	$44,138	$34,903
Professional services and other	3,398	3,131	6,426	6,163
Total revenue	25,955	21,303	50,564	41,066
Cost of revenue:
Subscription	7,611	5,744	14,701	11,399
Professional services and other	2,319	2,206	4,670	4,392
Total cost of revenue	9,930	7,950	19,371	15,791
Gross profit	16,025	13,353	31,193	25,275
Operating expenses:
Research and development	7,082	5,351	13,789	10,260
Sales and marketing	7,245	5,149	14,206	9,690
General and administrative	4,095	2,817	8,035	5,519
Total operating expenses	18,422	13,317	36,030	25,469
Operating income (loss)	(2,397)	36	(4,837)	(194)
Other income, net	202	68	348	87
Income (loss) before provision for income taxes	(2,195)	104	(4,489)	(107)
Provision for income taxes	491	465	1,098	842
Net loss	$(2,686)	$(361)	$(5,587)	$(949)

The following tables summarize our condensed consolidated results of operations as a percentage of total revenue for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenue:
Subscription	87%	85%	87%	85%
Professional services and other	13	15	13	15
Total revenue	100	100	100	100
Cost of revenue:
Subscription	29	27	29	28
Professional services and other	9	10	9	10
Total cost of revenue	38	37	38	38
Gross profit	62	63	62	62
Operating expenses:
Research and development	27	25	27	25
Sales and marketing	28	24	28	24
General and administrative	16	13	16	13
Total operating expenses	71	62	71	62
Operating income (loss)	(9)	1	(9)	0
Other income, net	1	0	1	0
Income (loss) before provision for income taxes	(8)	1	(8)	0
Provision for income taxes	2	2	2	2
Net loss	(10)%	(1)%	(10)%	(2)%

Comparison of the Three and Six Months Ended June 30, 2015 and 2014

Revenue

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	% Change	2015	2014	% Change
	(in thousands)			(in thousands)
Revenue:
Subscription	$22,557	$18,172	24%	$44,138	$34,903	26%
Professional services and other	3,398	3,131	9%	6,426	6,163	4%
Total revenue	$25,955	$21,303	22%	$50,564	$41,066	23%

Total revenue increased $4.7 million, or 22%, for the three months ended June 30, 2015, compared to the same period in 2014.

The increase in subscription revenue of $4.4 million, or 24%, was due primarily to an increase in our paid users to 20.7 million from 16.8 million as of June 30, 2015 and 2014, respectively, while average revenue per user remained relatively consistent at $4.57 and $4.53 as of June 30, 2015 and 2014, respectively. The increase in professional services and other revenue of $0.3 million, or 9%, was due primarily to increased professional services revenue from data solutions.

Total revenue increased $9.5 million, or 23%, for the six months ended June 30, 2015, compared to the same period in 2014.

The increase in subscription revenue of $9.2 million, or 26%, was due primarily to an increase in our paid users to 20.7 million from 16.8 million as of June 30, 2015 and 2014, respectively, while average revenue per user remained relatively consistent at $4.57 and $4.53 as of June 30, 2015 and 2014, respectively. The increase in professional services and other revenue of $0.3 million, or 4%, was due primarily to increased professional services revenue from data solutions.

Cost of Revenue, Gross Profit and Gross Margin

	Three Months Ended June 30,					Six Months Ended June 30,
	2015		2014			2015		2014
	Amount	Gross Margin	Amount	Gross Margin	% Change	Amount	Gross Margin	Amount	Gross Margin	% Change
	(dollars in thousands)					(dollars in thousands)
Cost of revenue:
Subscription	$7,611		$5,744		33%	$14,701		$11,399		29%
Professional services and other	2,319		2,206		5%	4,670		4,392		6%
Total cost of revenue	$9,930		$7,950		25%	$19,371		$15,791		23%
Gross profit:
Subscription	$14,946	66%	$12,428	68%	(2)%	$29,437	67%	$23,504	67%	0%
Professional services and other	1,079	32%	925	30%	2%	1,756	27%	1,771	29%	(2)%
Total gross profit	$16,025	62%	$13,353	63%	(1)%	$31,193	62%	$25,275	62%	0%

Total cost of revenue increased by $2.0 million, or 25%, total gross profit increased by $2.7 million, and gross margin decreased by 1%, in the three months ended June 30, 2015 compared to the same period in 2014.

Cost of revenue from subscription fees increased by $1.9 million, or 33%, in the three months ended June 30, 2015 compared to the same period in 2014. This increase was primarily due to a $0.4 million increase in personnel costs, including stock-based compensation, related to increased headcount to support the business growth, a $0.4 million increase in data center and other hosting related costs to support the increase in subscription revenue, and a $0.2 million increase in depreciation expense related to additional servers and equipment. Gross profit from subscription increased by $2.5 million, and gross margin remained relatively consistent primarily due to economies of scale achieved as a result of higher revenue during the period.

Cost of revenue from professional services and other increased by $0.1 million, or 5%, in the three months ended June 30, 2015 compared to the same period in 2014. This increase was primarily due to increases in personnel costs, including stock-based compensation, related to increased headcount to support the business growth. Gross profit from professional services and other increased by $0.2 million and gross margin remained relatively consistent primarily due to economies of scale achieved as a result of higher revenue during the period.

Total cost of revenue increased by $3.6 million, or 23%, total gross profit increased by $5.9 million, and gross margin remained consistent, in the six months ended June 30, 2015 compared to the same period in 2014.

Cost of revenue from subscription fees increased by $3.3 million, or 29%, in the six months ended June 30, 2015 compared to the same period in 2014. This increase was primarily due to a $1.5 million increase in personnel costs, including stock-based compensation, related to increased headcount to support the business growth, a $0.7 million increase in data center and other hosting related costs to support the increase in subscription revenue, and a $0.5 million increase in depreciation expense related to additional servers and equipment. Gross profit from subscription increased by $5.9 million, and gross margin remained consistent primarily due to economies of scale achieved as a result of higher revenue during the period.

Cost of revenue from professional services and other increased by $0.3 million, or 6%, in the six months ended June 30, 2015 compared to the same period in 2014. This increase was primarily due to increases in personnel costs, including stock-based compensation, related to increased headcount to support the business growth. Gross profit from professional services and other and gross margin remained consistent primarily due to economies of scale achieved as a result of higher revenue during the period.

Operating Expenses

Research and development

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	% Change	2015	2014	% Change
	(dollars in thousands)			(dollars in thousands)
Research and development	$7,082	$5,351	32%	$13,789	$10,260	34%
Percentage of net revenue	27%	25%		27%	25%

Research and development expense increased by $1.7 million, or 32%, for the three months ended June 30, 2015 compared to the same period in 2014. The increase was due primarily to a $1.2 million increase in personnel costs, including stock-based compensation, related to increased headcount to support the business growth and a $0.2 million increase in hosting related costs related to product development.

Research and development expense increased by $3.5 million, or 34%, for the six months ended June 30, 2015 compared to the same period in 2014. The increase was due primarily to a $3.0 million increase in personnel costs, including stock-based compensation, related to increased headcount to support the business growth and a $0.4 million increase in hosting related costs related to product development.

Sales and marketing

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	% Change	2015	2014	% Change
	(dollars in thousands)			(dollars in thousands)
Sales and marketing	$7,245	$5,149	41%	$14,206	$9,690	47%
Percentage of net revenue	28%	24%		28%	24%

Sales and marketing expense increased by $2.1 million, or 41%, for the three months ended June 30, 2015 compared to the same period in 2014. The increase was primarily attributable to a $1.2 million increase in personnel costs, including stock-based compensation, related to increased headcount to support the business growth, a $0.3 million increase in consulting services, a $0.2 million increase in expense related to trade shows and conventions, and a $0.2 million increase in allocated overhead expenses.

Sales and marketing expense increased by $4.5 million, or 47%, for the six months ended June 30, 2015 compared to the same period in 2014. The increase was primarily attributable to a $2.9 million increase in personnel costs, including stock-based compensation, related to increased headcount to support the business growth, a $0.5 million increase in allocated overhead expenses, a $0.5 million increase in consulting services, and a $0.3 million increase in expense related to trade shows and conventions.

General and Administrative

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	% Change	2015	2014	% Change
	(dollars in thousands)			(dollars in thousands)
General and administrative	$4,095	$2,817	45%	$8,035	$5,519	46%
Percentage of net revenue	16%	13%		16%	13%

General and administrative expenses increased by $1.3 million, or 45%, for the three months ended June 30, 2015 compared to the same period in 2014. The increase was primarily due to a $0.8 million increase in personnel costs, including stock-based compensation, related to increased headcount to support the business growth, as well as a $0.5 million increase in professional fees.

General and administrative expenses increased by $2.5 million, or 46%, for the six months ended June 30, 2015 compared to the same period in 2014. The increase was primarily due to a $1.5 million increase in personnel costs, including stock-based compensation, related to increased headcount to support the business growth and a $0.9 million increase in professional fees.

Other Income, Net

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)		(in thousands)
Other income, net	$202	$68	$348	$87

Other income, net, increased by $0.1 million and $0.3 million for the three and six months ended June 30, 2015, respectively, compared to the same period in 2014. The increase was primarily due to expenses in the three and six months ended June 30, 2014, which did not recur in the three and six months ended June 30, 2015. These expenses were primarily related to the remeasurement of convertible preferred stock warrants, which were converted immediately prior to our IPO on October 3, 2014 as well as interest expense recorded on our debt, which was fully repaid in October 2014.

Provision for Income Taxes

Provision for income taxes primarily consists of income taxes on our wholly-owned subsidiary in India and other foreign operations.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(dollars in thousands)		(dollars in thousands)
Provision for income taxes	$491	$465	$1,098	$842
Effective tax rate	(22)%	447%	(24)%	(787)%

Provision for income taxes increased by $26,000 and $0.3 million for the three and six months ended June 30, 2015 compared to the same period in 2014, respectively. The increase was primarily due to increased income taxes in our India subsidiary and foreign withholding taxes.

Liquidity and Capital Resources

As of June 30, 2015, we had cash and cash equivalents of $71.4 million, all of which was held in the United States. We anticipate that the amount of our cash and cash equivalents held in India may increase in the future as funds are remitted to our Indian subsidiary for services performed under our intercompany agreements.

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

We believe that our existing cash and cash equivalents and cash flow from operations will be sufficient to meet our working capital needs and planned capital expenditures for at least the next 12 months. From time to time, we may explore additional financing sources which could include equity, equity-linked and debt financing arrangements. We cannot assure you that any additional financing will be available to us on acceptable terms or at all.

Cash Flows

The following table summarizes our cash flows for the periods presented (in thousands):

	Six Months Ended June 30,
	2015	2014
	(in thousands)
Consolidated Statements of Cash Flows:
Net cash used in operating activities	$(2,405)	$(989)
Net cash used in investing activities	(2,671)	(2,525)
Net cash provided by financing activities	2,988	1,643
Net decrease in cash and cash equivalents	$(2,088)	$(1,871)

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

Cash used in operating activities in the six months ended June 30, 2015 of $2.4 million was driven by a net loss of $5.6 million as adjusted for the exclusion of non-cash expenses of $6.7 million and an increase in our working capital of $3.5 million. Non-cash charges consist primarily of depreciation and amortization of our property and equipment and stock-based compensation for stock options. The changes in our working capital were due primarily to a decrease in accrued compensation of $2.7 million due to 2014 bonus payouts offset by an increase in accounts receivable of $2.0 million and an increase in deferred revenue of $1.2 million.

Cash used in operating activities in the six months ended June 30, 2014 of $1.0 million was driven by a net loss of $0.9 million as adjusted for the exclusion of non-cash expenses of $2.6 million and changes in our working capital of $2.7 million. Non-cash charges consist primarily of depreciation and amortization of our property and equipment and stock-based compensation for stock options. The changes in our working capital were due primarily to an increase in accounts receivable of $1.7 million and prepaid expenses of $1.7 million.

Investing Activities

Our investing activities consist of capital expenditures to purchase property and equipment, particularly purchases of servers, networking equipment and software licenses. We expect to continue investing in capital expenditures to support continued growth of our business.

We used $2.7 million and $2.5 million for purchases of property and equipment in the six months ended June 30, 2015 and 2014, respectively.

Financing Activities

Our financing activities have consisted primarily of bank borrowings, net proceeds from the issuance of our common stock in our initial public offering and upon the exercise of stock options, and issuance of convertible preferred stock.

In the six months ended June 30, 2015, cash provided by financing activities was $3.0 million, which consisted primarily of $4.6 million of net proceeds from the issuance of shares of our common stock upon exercises of stock options offset by $0.9 million of tax payments related to stock-based award activities and $0.6 million of capital lease payments.

In the six months ended June 30, 2014, cash provided by financing activities was $1.6 million, which consisted primarily of $2.7 million of net bank borrowings, and $0.9 million of net proceeds from the issuance of shares of our common stock upon exercise of stock options offset by $0.5 million of capital lease payments, $0.9 million of deferred offering costs, and $0.5 million repurchase of common stock.

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

Off-Balance Sheet Arrangements

During the three and six months ended June 30, 2015 and 2014, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities, that would have been established for the purpose of facilitating off-balance sheet arrangements.

Contractual Obligations

During the six months ended June 30, 2015, there have been no material changes outside the ordinary course of our business in the contractual obligations disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

During the six months ended June 30, 2015, there were no significant changes to our critical accounting policies and estimates as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014. Please see Note 2 of Notes to Consolidated Financial Statements, included in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2014, for a more complete discussion of our critical accounting policies and estimates.

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

Interest Rate Risk

As of June 30, 2015, we had no investments other than cash and cash equivalents, held by a large, United States commercial bank, and therefore we were not exposed to material interest rate risk.

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

The notional amount of our forward contracts was $17.1 million and $12.9 million at June 30, 2015 and December 31, 2014, respectively.

A sensitivity analysis performed on our hedging portfolio indicated that a hypothetical 10% appreciation of the U.S. dollar from its value at June 30, 2015 and December 31, 2014 would decrease the fair value of our foreign currency contracts by $1.6 million and $1.5 million, respectively. A hypothetical 10% depreciation of the U.S. dollar from its value at June 30, 2015 and December 31, 2014 would increase the fair value of our foreign currency contracts by $1.9 million and $1.8 million, respectively.

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

On December 2, 2014, we filed a complaint in the United States District Court for the District of Delaware alleging that Plaid Technologies Inc. (“Plaid”) has and is continuing to infringe on seven of our U.S. patents. The complaint seeks unspecified monetary damages, enhanced damages, interest, fees, expenses, costs and injunctive relief against Plaid. On January 23, 2015, in lieu of filing an answer to the complaint, Plaid filed a motion to dismiss, alleging that our patents do not claim patent eligible subject matter. We filed our answering brief to the motion to dismiss on February 20, 2015. Plaid filed its reply brief on March 6, 2015. At the outset of the litigation, the judge presiding over the litigation referred certain matters to be handled by the assigned magistrate judge, including discovery, case scheduling, and any motions to dismiss. Under the applicable procedural rules, the magistrate judge will issue a report and recommendation regarding Plaid’s motion to dismiss. Either party may then file objections to the report and recommendations, and those objections will be reviewed by the judge presiding over the litigation. The magistrate judge held a hearing on May 4, 2015, to discuss the case schedule and to hear oral arguments on the motion to dismiss. At the conclusion of the May 4 hearing, the magistrate judge reserved judgement on the motion to dismiss, and entered a trial date of March 13, 2017. On May 18, 2015, Plaid filed a motion requesting that the Court stay all discovery while its decision on the motion to dismiss is pending. Discovery has been proceeding during the pendency of the motion to stay. On July 20, 2015, the Magistrate Judge issued an opinion denying the motion to stay. As a result, discovery will continue to proceed while the motion to dismiss is pending. It is too early to predict the outcome of these legal proceedings or whether an adverse result would have a material adverse impact on our operations or financial position.

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

Except in 2010 and in 2013, we have not been profitable on an annual basis since our formation. We experienced a net loss of $2.7 million and $0.4 million for the three months ended June 30, 2015 and 2014, respectively, and net loss of $5.6 million and $0.9 million for the six months ended June 30, 2015 and 2014, respectively. As of June 30, 2015, our accumulated deficit was $362.8 million. While our revenue has grown in recent periods, we were not profitable in the three and six months ended June 30, 2015. Our revenue growth may not be sustainable and we may not achieve sufficient revenue to achieve and maintain profitability. We expect to make significant future expenditures related to the development and expansion of our business. In addition, as a public company, we are incurring significant legal, accounting and other expenses that we did not incur as a private company. As a result of these expenditures, we must generate and sustain increased revenue to achieve and maintain future profitability. We may incur significant losses in the future for a number of reasons, including due to the other risks described in this Quarterly Report on Form 10-Q, and we may encounter unforeseen expenses, difficulties, complications and delays and other unknown factors. We have encountered and will continue to encounter risks and difficulties frequently experienced by growing companies in rapidly changing industries. If we do not address these risks successfully or if our assumptions regarding these risks and difficulties are incorrect or change in reaction to changes in the market, our business could be harmed. Accordingly, we may not be able to maintain profitability and we may incur significant losses for the foreseeable future.

We derive our revenue from subscriptions to a single software platform, and any factor adversely affecting the Yodlee platform would harm our business and operating results.

We derive our revenue from subscriptions to a single software platform, and related support and professional services. As such, any factor adversely affecting subscriptions to the Yodlee platform, including those described elsewhere under “Risk Factors” or in other portions of this Quarterly Report on Form 10-Q, would harm our business and operating results. In addition, while we intend to pursue new business initiatives, such as data analytics solutions and market research services and revenue-sharing arrangements with third-party developers of FinApps, we cannot be sure that we will recognize significant revenue from those sources. The viability of these business opportunities depends on the continued success of the Yodlee platform, and our strategy to derive revenue from those activities would suffer if subscriptions to the Yodlee platform were adversely affected.

Revenue derived from sales to our three largest customers, as a group, represented approximately 20.1% and 21.0% of our total revenue during the three and six months ended June 30, 2015, respectively and approximately 26.5% and 25.6% of our total revenue during the three and six months ended June 30, 2014, respectively, and we expect to continue to derive a significant portion of our revenue from a small number of customers.

The financial services industry in the United States is highly concentrated, with a small number of large financial institutions holding a majority of total assets held by all U.S. financial institutions. Because a portion of our business is targeted at this industry and our largest customers include 11 of the 20 largest banks in the United States (based on total assets as of December 31, 2014), a significant portion of our revenue is concentrated among a small number of these large financial institution customers. As a percentage of total revenue, revenue derived from our three largest customers, as a group, was approximately 20.1% and 21.0% during the three and six months ended June 30, 2015, respectively and approximately 26.5% and 25.6% during the three and six months ended June 30, 2014, respectively. Although our revenue is beginning to become less concentrated among our largest customers and broadening across both our FI and YI customer base, we anticipate that revenue from a small group of customers will continue to account for a significant portion of our revenue in future periods. It would be difficult to replace any of our largest customers or the revenue derived from such customers. In addition, any publicity associated with the loss of any of our largest customers could harm our reputation, making it more difficult to attract and retain other large customers, and could weaken our negotiating position with respect to our remaining and prospective customers.

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

As part of our business, we use, transmit and store end user-permissioned, non-identified transaction data elements. We are subject to laws, rules and regulations relating to the collection, use, and security of end user data. For privacy or security reasons, privacy groups, governmental agencies and individuals may seek to restrict or prevent our use of this data. New laws in this area have been passed by several jurisdictions, and other jurisdictions are considering imposing additional restrictions. These new laws may be interpreted and applied inconsistently from jurisdiction to jurisdiction and our current data protection policies and practices may not be consistent with those interpretations and applications. In addition, the ability to execute transactions and the possession and use of personal information and data in conducting our business subjects us to legislative and regulatory burdens that may require notification to customers or employees of a security breach, restrict our use of personal information, hinder our ability to acquire new customers or market to existing customers, require us to modify our operations and have an adverse effect on our business, financial condition and operating results. We have incurred, and will continue to incur, significant expenses to comply with privacy and security standards and protocols imposed by law, regulation, industry standards or contractual obligations. As our business continues to expand to new industry segments that may be more highly regulated for privacy and data security, and to countries outside the United States that have more strict data protection laws, our compliance requirements and costs may increase.

If sources from which we obtain information limit our access to such information or charge us fees for accessing such information, our business could be materially and adversely harmed.

Our solutions require certain data that we obtain from thousands of sources, including banks, other financial institutions, retail businesses and other organizations, some of which are not our current customers. As of June 30, 2015, we receive 75% of this data through structured data feeds that are provided under the terms of our contracts with most of our financial institution, or FI, customers. Although all of the information we currently gather is end user-permissioned, non-identified data and, currently, we generally have free, unrestricted access to, or ability to use, such information, one or more of our current customers could decide to limit or block our access to the data feeds we currently have in place with these customers due to factors outside of our control such as more burdensome regulation of our or our customers’ industry, increased compliance requirements or changes in business strategy. If the sources from which we obtain information that is important to our solutions limit or restrict our ability to access or use such information, we may be required to attempt to obtain the information, if at all, through end user-permissioned data scraping or other means that could be more costly and time-consuming, and less effective or efficient. In the past, a limited number of third parties, primarily airline and international sites, have either blocked our access to their websites or requested that we cease employing data scraping of their websites to gather information, and we could receive similar, additional requests in the future. Any such limitation or restriction may also preclude us from providing our solutions on a timely basis, if at all. In addition, if in the future one or more third parties challenge our right to access information from these sources, we may be required to negotiate with these sources for access to their information or to discontinue certain services currently provided by our solutions. The legal environment surrounding data scraping and similar means of obtaining access to information on third-party websites is not completely clear and is evolving, and one or more third parties could assert claims against us seeking damages or to prevent us from accessing information in that manner. In the event sources from which we obtain this information begin to charge us fees for accessing such information, we may be forced to increase the fees that we charge our customers, which could make our solutions less attractive, or our gross margins and other financial results could suffer.

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

Important factors to our future growth include continued development and marketing of financial applications to make the Yodlee platform increasingly attractive to existing customers with the need for applications or combinations of applications tailored to their specific needs. In addition, we intend to seek to derive additional revenue by providing data analytics solutions and market research services and are pursuing revenue-sharing opportunities with third-party developers of FinApps on the Yodlee platform. Each of these initiatives has individual challenges and risks. To market and sell data analytics solutions and market research services successfully, we must continue to enhance our capabilities relating to the enrichment of massive data sets in order to provide tailored data analytics services that appeal to the markets that we target, as well as develop additional capabilities in data solutions. We have only recently begun to derive revenue from the sale of data analytics solutions and market research services but it is becoming a more important factor in our financial results.  In order to increase sales of data analytics solutions and market research services, we will need to expand our sales and marketing capabilities. In addition, for FinApps to appeal to existing customers, or new customers, these applications must offer the functionality and user experience that is responsive to their needs and valued by end users. Moreover, we have not derived significant revenue to date from revenue-sharing arrangements with third-party developers of FinApps on the Yodlee platform, and we cannot be sure that we will enter into a substantial number of these arrangements or that any such arrangements will be successful. We cannot be certain that any of the activities described above will contribute to substantial additional revenue from the Yodlee platform or introduce substantial new revenue streams.

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

Our subscription revenue accounted for approximately 87% and 85% of our total revenue for the three and six months ended June 30, 2015 and 2014, respectively. Customers that purchase our subscriptions have no contractual obligation to renew their contracts after the initial contract period, which are typically three years, and we may not maintain our historical subscription renewal rates. Although customer contracts are generally non-cancellable during a specified period of time, customers typically have the right to terminate their contracts for a fee before the expiration of the entire initial contract period. New or renewal subscriptions may decline or fluctuate as a result of a number of factors, including our customers’ and end users’ level of satisfaction with our solutions and our customer support; the frequency and severity of subscription outages; the functionality and performance of our solutions; the timeliness and success of product enhancements and introductions by us and those of our competitors; the prices of our solutions; the prices of solutions offered by our competitors or reductions in our customers’ spending levels. If new or renewal subscriptions decline, our revenue or revenue growth may decline, and our business may suffer.

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

Our India operations are a key factor to our success. We believe that our significant presence in India provides certain important advantages for our business, such as direct access to a large pool of skilled professionals and assistance in growing our business internationally. However, it also creates certain risks that we must effectively manage. As of June 30, 2015, approximately 78% of our total employees were based in India. Wage costs in India for skilled professionals are currently lower than in the United States for comparably skilled professionals. However, wages in India are increasing at a faster rate than in the United States, which could result in us incurring increased costs for technical professionals and reduced margins. There is intense competition in India for skilled technical professionals, and we expect such competition to increase. As a result, we may be unable to cost-effectively retain our current employee base in India or hire additional new talent. In addition, India has experienced significant inflation, low growth in gross domestic product and shortages of foreign exchange. India also has experienced civil unrest and terrorism and, in the past, has been involved in conflicts with neighboring countries. The occurrence of any of these circumstances could result in disruptions to our India operations, which, if continued for an extended period of time, could have a material adverse effect on our business. If we are unable to effectively manage any of the foregoing risks related to our India operations, our development efforts could be impaired, our growth could be slowed, and our operating results could be negatively impacted.

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

We rely on a combination of patent, copyright, service mark, trademark and trade secret laws, as well as confidentiality procedures and contractual restrictions, to establish and protect our proprietary rights, all of which provide only limited protection. As of June 30, 2015, we had 72 issued patents in the U.S. and foreign jurisdictions as well as additional pending patents applications in the U.S. and foreign jurisdictions. Some of these patents relate to technology that is included in our data aggregation platform and expire beginning in 2018. Any owned patents or patents that may issue in the future from pending or future patent applications may not provide sufficiently broad protection, may be invalidated or circumscribed or may not prove to be enforceable in actions against alleged infringers. In addition, recent changes to the patent laws in the United States may bring into question the validity of certain categories of software patents. As a result, we may not be able to obtain adequate patent protection for our software or effectively enforce any patents that issue in the future that cover our software. Also, we cannot assure you that any future service mark or trademark registrations will be issued for pending or future applications or that any registered service marks or trademarks will be enforceable or provide adequate protection of our proprietary rights. Furthermore, effective patent, trademark, service mark, copyright and trade secret protection may not be available in every country in which our services are available. Unauthorized copying or other misappropriation of our proprietary technologies could enable third parties to benefit from our technologies without paying us for doing so, which could harm our business.

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

We have increased our number of full-time employees to 991 at June 30, 2015 from 969 at December 31, 2014 and have increased our revenue to $50.6 million in the six months ended June 30, 2015 from $41.1 million in the six months ended June 30, 2014. Our recent growth and expansion has placed, and our anticipated growth may continue to place, a significant strain on our managerial, administrative, operational, financial and other resources. We intend to continue to expand our overall business, customer base, headcount and operations. Expansion creates new and increased management and training responsibilities for our employees. In addition, continued growth increases the challenges involved in:

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

Technology stocks have historically experienced high levels of volatility. The trading price of our common stock has been and is likely to continue to be highly volatile and subject to wide fluctuations in response to various factors, some of which are beyond our control and may not be related to our operating performance. Since shares of our common stock were sold in our IPO in October 2014 at a price of $12.00 per share, the reported high and low sales prices of our common stock have ranged from $8.90 to $17.97 through June 30, 2015. Factors that may cause the market price of our common stock to fluctuate include:

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

A majority of our directors are affiliated with management or our principal stockholders. In addition, our directors and executive officers and holders of more than five percent of our outstanding shares of common stock (on an as-converted basis) beneficially owned, in the aggregate, approximately 53% of our outstanding capital stock as of June 30, 2015. As a result, acting together, this group has the ability to exercise significant control over most matters requiring our stockholders’ approval, including the election and removal of directors and significant corporate transactions. The interests of this group may differ from those of other stockholders and they may vote their shares in a way that is contrary to the way other stockholders vote their shares.

Substantial future sales of our common stock in the public market could cause our stock price to fall.

Additional sales of our common stock in the public market, or the perception that these sales could occur, could cause the market price of our common stock to decline. As of June 30, 2015, there were outstanding options and RSUs equivalent to 6,754,322 shares of our common stock that, if exercised, will result in these additional shares becoming available for sale upon expiration of lock-up agreements and market standoff agreements. If a substantial number of these shares are sold, the market price of our common stock could be significantly reduced. Moreover, some holders of shares of common stock have rights, subject to some conditions, to require us to file registration statements covering the shares they currently hold, or to include these shares in registration statements that we might file for ourselves or other stockholders.

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

Exhibit index

Exhibit		Incorporated by reference herein
number	Description	Form	Date

2.1	Agreement and Plan of Merger, dated as of August 10, 2015, by and among Yodlee, Inc., Yale Merger Corp. and Envestnet, Inc.	8-K	August 10, 2015

3.1	Amendment to the Amended and Restated Bylaws of Yodlee, Inc., effective as of August 10, 2015.	8-K	August 10, 2015

31.1	Certification of Principal Executive Officer Required Under Rule 13a- 14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a- 14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

99.1

Voting Agreement, dated as of August 10, 2015, by and among Envestnet, Inc., Warburg Pincus Private Equity VIII, L.P., Warburg Pincus Netherlands Private Equity VIII C.V. I and WP-WP VIII Investors, L.P.

		8-K	August 10, 2015

101.INS†	XBRL Instance Document

101.SCH†	XBRL Taxonomy Schema Linkbase Document

101.CAL†	XBRL Taxonomy Calculation Linkbase Document

101.DEF†	XBRL Taxonomy Definition Linkbase Document

101.LAB†	XBRL Taxonomy Labels Linkbase Document

101.PRE†	XBRL Taxonomy Presentation Linkbase Document

†	In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Yodlee, Inc.
(Registrant)
Dated:	August 12, 2015	By:	/s/ ANIL ARORA
Anil Arora
Director, President and Chief Executive Officer
(Principal Executive Officer)

Dated:	August 12, 2015	By:	/s/ MICHAEL ARMSBY
Michael Armsby
Chief Financial Officer
(Principal Accounting and Financial Officer)