Form 10-Q
period 2015-09-30
YODLEE INC
filed 2015-11-09
CIK 1161315

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________________

FORM 10-Q

____________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

The number of shares of the registrant’s common stock outstanding as of October 31, 2015 was 30,876,966.

1

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Yodlee, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except par value)

(Unaudited)

	September 30, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$73,095	$73,520
Accounts receivable, net of allowance for doubtful accounts of $23 and $13 as of September 30, 2015 and December 31, 2014, respectively	16,921	12,229
Accounts receivable—related parties	1,496	3,066
Prepaid expenses and other current assets	6,877	4,425
Total current assets	98,389	93,240
Property and equipment, net	10,780	9,481
Restricted cash	146	146
Goodwill	3,068	3,068
Other assets	1,869	1,609
Total assets	$114,252	$107,544
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,667	$3,278
Accrued liabilities	4,103	2,628
Accrued compensation	8,165	8,927
Deferred revenue, current portion	8,052	6,959
Capital lease obligations, current portion	870	1,153
Total current liabilities	25,857	22,945
Deferred revenue, net of current portion	127	293
Capital lease obligations, net of current portion	666	1,243
Other long-term liabilities	4,114	2,986
Total liabilities	30,764	27,467
Stockholders’ equity:
Common stock, $0.001 par value—150,000 shares authorized as of September 30, 2015 and December 31, 2014; 30,750 and 29,264 shares issued and outstanding as of September 30, 2015 and December 31, 2014, respectively	31	29
Preferred stock, $0.001 par value—5,000 shares authorized as of September 30, 2015 and December 31, 2014; none issued and outstanding as of September 30, 2015 and December 31, 2014, respectively	–	–
Additional paid-in capital	451,925	439,275
Accumulated other comprehensive loss	(2,418)	(1,979)
Accumulated deficit	(366,050)	(357,248)
Total stockholders’ equity	83,488	80,077
Total liabilities and stockholders’ equity	$114,252	$107,544

See accompanying notes.

Yodlee, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue(1):
Subscription	$25,262	$19,787	$69,400	$54,690
Professional services and other	3,305	3,366	9,731	9,530
Total revenue	28,567	23,153	79,131	64,220
Cost of revenue(2):
Subscription	7,813	6,728	22,514	18,127
Professional services and other	2,200	2,263	6,870	6,655
Total cost of revenue	10,013	8,991	29,384	24,782
Gross profit	18,554	14,162	49,747	39,438
Operating expenses(2):
Research and development	7,357	6,225	21,146	16,485
Sales and marketing	7,670	5,966	21,876	15,657
General and administrative	6,339	3,018	14,374	8,537
Total operating expenses	21,366	15,209	57,396	40,679
Operating income (loss)	(2,812)	(1,047)	(7,649)	(1,241)
Other income, net	161	(40)	509	47
Income (loss) before provision for income taxes	(2,651)	(1,087)	(7,140)	(1,194)
Provision for income taxes	564	532	1,662	1374
Net loss	$(3,215)	$(1,619)	$(8,802)	$(2,568)
Net loss per share attributable to common stockholders:
Basic and diluted	$(0.11)	$(0.21)	$(0.29)	$(0.34)
Weighted average shares used to compute net loss per share attributable to common stockholders—basic and diluted	30,505	7,678	29,932	7,572

(1)	The Company recorded revenue totaling $2.4 million and $3.6 million from related parties during the three months ended September 30, 2015 and 2014, respectively, and $7.5 million and $9.9 million during the nine months ended September 30, 2015 and 2014, respectively. Refer to Note 11 to these consolidated financial statements for further information.

(2)	Amounts include stock-based compensation expense as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Cost of revenue—subscription	$282	$249	$871	$348
Cost of revenue—professional services and other	163	142	441	206
Research and development	581	314	1,452	442
Sales and marketing	581	391	1,648	563
General and administrative	1,026	731	2,683	1187
Total stock-based compensation expense	$2,633	$1,827	$7,095	$2,746

See accompanying notes.

Yodlee, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net loss	$(3,215)	$(1,619)	$(8,802)	$(2,568)
Other comprehensive income, net of taxes:
Foreign currency translation gain (loss)	(188)	(180)	(274)	(30)
Change in unrealized gain (loss) on foreign currency contracts designated as cash flow hedges	(223)	(283)	(165)	120
Total other comprehensive income (loss), net of taxes	(411)	(463)	(439)	90
Comprehensive loss	$(3,626)	$(2,082)	$(9,241)	$(2,478)

See accompanying notes.

Yodlee, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities
Net loss	$(8,802)	$(2,568)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	3,605	2,621
Revaluation of warrant liabilities	–	149
Stock-based compensation expense	7,095	2,746
Changes in operating assets and liabilities:
Accounts receivable, net	(3,123)	(1,539)
Prepaid expenses and other assets	(3,032)	(2,153)
Accounts payable	919	999
Accrued liabilities and other long term liabilities	2,494	414
Accrued compensation	(701)	503
Deferred revenue	927	(614)
Net cash used in operating activities	(618)	558
Cash flows from investing activities
Purchases of property and equipment	(4,380)	(4,003)
Net cash used in investing activities	(4,380)	(4,003)
Cash flows from financing activities
Proceeds from bank borrowings	–	6,600
Principal payments on bank borrowings	–	(3,373)
Proceeds from issuance of common stock upon exercise of stock options	6,625	1,241
Tax payments related to stock-based award activities	(1,049)	–
Principal payments on capital lease obligations	(860)	(660)
Equity offering costs	(143)	(1,242)
Repurchase of common stock	–	(473)
Net cash provided by financing activities	4,573	2,093
Net decrease in cash and cash equivalents	(425)	(1,352)
Cash and cash equivalents—beginning of period	73,520	8,134
Cash and cash equivalents—end of period	$73,095	$6,782
Supplemental disclosures of cash flow information:
Cash paid for interest	$92	$454
Cash paid for income taxes	$1,204	$704
Supplemental disclosures of non-cash investing and financing information:
Property and equipment financed through capital lease	$–	$1,804
Property and equipment purchased but not paid at period-end	$1,277	$106
Unpaid equity offering costs	$–	$2,544

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued an accounting standard update on revenue from contracts with customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The new guidance will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. In August 2015, the FASB issued an accounting standard update which defers the effective date by one year while providing the option to adopt the standard on the original effective date. As a result, the new standard is effective for the Company on January 1, 2018. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is currently evaluating the effect that the new guidance will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

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

The following tables set forth the fair value of the Company’s financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2015 and December 31, 2014 based on the three-tier fair value hierarchy (in thousands):

	As of September 30, 2015
	Fair Value	Level I	Level II
Assets
Money market funds(1)	$66,476	$66,476	$–
Foreign currency forwards(2)	–	–	–
Total assets measured at fair value	$66,476	$66,476	$0
Liabilities
Foreign currency forwards(3)	382	–	382
Total liabilities measured at fair value	$382	$–	$382

	As of December 31, 2014
	Fair Value	Level I	Level II
Assets
Money market funds(1)	$70,969	$70,969	$–
Foreign currency forwards(2)	5	–	5
Total assets measured at fair value	$70,974	$70,969	$5
Liabilities
Foreign currency forwards(3)	334	–	334
Total liabilities measured at fair value	$334	$–	$334

(1)	Included in cash and cash equivalents in the consolidated balance sheets.
(2)	Included in prepaid and other current assets in the consolidated balance sheets.
(3)	Included in accrued liabilities in the consolidated balance sheets.

The Company did not have any assets or liabilities measured at fair value on a recurring basis requiring Level 3 inputs as of September 30, 2015 or December 31, 2014.

There were no transfers of financial instruments, which are measured at fair value, between Level I, Level II, and Level III during the three and nine months ended September 30, 2015 and 2014.

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

Derivative instruments measured at fair value and their classification on the consolidated balance sheets are presented in the following tables (in thousands):

	September 30, 2015		December 31, 2014
	Notional Amount	Fair Value	Notional Amount	Fair Value
Derivative instruments included in prepaid and other current assets:
Derivatives designated as hedging instruments	$–	$–	$2,348	$4
Derivatives not designated as hedging instruments	–	–	935	1
Total	$–	$–	$3,283	$5
Derivative instruments included in accrued liabilities:
Derivatives designated as hedging instruments	$14,353	$(306)	$6,433	$(220)
Derivatives not designated as hedging instruments	3,403	(76)	3,222	(114)
Total	$17,756	$(382)	$9,655	$(334)

Gains (losses) on derivative instruments designated as hedging instruments and their classification on the consolidated statements of operations are presented in the following tables (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Gain (loss) recognized in AOCI–effective portion	$(223)	$(283)	$(517)	$120
Gain (loss) reclassified from AOCI into net loss-effective portion(1)	(206)	21	(445)	(172)
Gain (loss) recognized-ineffective portion and amount excluded from effectiveness testing(2)	(82)	122	(25)	61

(1) Derivatives in Cash Flow Hedging Relationship – Foreign currency forward contracts (in thousands):

	Gain (loss) reclassified from AOCI into net loss - effective portion
	Three Months Ended September 30,		Nine Months Ended September 30,
Income Statement Location	2015	2014	2015	2014
Cost of sales	$(90)	$10	$(198)	$(89)
Operating expenses	(116)	11	(247)	(83)

(2) Included in other income, net.

As of September 30, 2015 and December 31, 2014, the Company estimated that the entire net unrealized loss of $0.5 million and $0.4 million, respectively, included in AOCI will be reclassified into earnings within the next 12 months.

The gain (loss) recognized in other income (expense), net of foreign currency forward contracts not designated as hedging instruments amounted to ($0.1) million for the three months ended September 30, 2015 and 2014, respectively, and ($30,000) and $0.3 million for the nine months ended September 30, 2015 and 2014, respectively.

4. Balance Sheet Components

Allowance for Doubtful Accounts

Activity related to the allowance for doubtful accounts consisted of the following (in thousands):

	Nine Months Ended September 30, 2015	Year Ended December 31, 2014
Balance, beginning of period	$13	$20
Additions to the allowance	29	129
Write-offs of bad debt	(12)	(119)
Recovery of previously reserved items	(7)	(17)
Balance, end of period	$23	$13

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	September 30, 2015	December 31, 2014
Prepaid expenses	$3,483	$1,846
Refundable tax	439	492
Deferred commissions	1,209	871
Gain on unsettled foreign currency forward contracts	–	5
Other current assets	1,746	1,211
Prepaid expenses and other current assets	$6,877	$4,425

Property and Equipment, Net

Property and equipment, net consist of the following (in thousands):

	September 30, 2015	December 31, 2014
Computer equipment	$30,560	$26,406
Furniture, fixtures, and equipment	696	716
Leasehold improvements	2,986	2,447
Total property and equipment(1)	34,242	29,569
Less accumulated depreciation and amortization(2)	(23,462)	(20,088)
Property and equipment, net	$10,780	$9,481

(1)	Includes assets under capital lease of $5.4 million as of September 30, 2015 and December 31, 2014, respectively.
(2)	Includes accumulated amortization of $3.7 million and $2.8 million relating to assets under capital lease as of September 30, 2015 and December 31, 2014, respectively.

Depreciation expense was $1.4 million and $1.1 million for the three months ended September 30, 2015 and 2014, respectively, and $3.6 million and $2.6 million for the nine months ended September 30, 2015 and 2014, respectively. Included in these amounts were depreciation expenses for assets acquired under capital leases in the amount of $0.3 million and $0.9 million for the three and nine months ended September 30, 2015, respectively, and $0.3 million and $0.6 million for the three and nine months ended September 30, 2014, respectively.

Other Assets

Other assets consist of the following (in thousands):

	September 30, 2015	December 31, 2014
Deferred costs and commissions	895	674
Facility deposits for operating leases	891	891
Others	83	44
Other assets	$1,869	$1,609

Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss, net of tax, are as follows (in thousands):

	September 30, 2015	December 31, 2014
Foreign currency translation adjustments	$1,901	$1,626
Net unrealized loss on foreign currency contracts designated as cash flow hedges	517	353
Total accumulated other comprehensive loss	$2,418	$1,979

5. Other Income, Net

Other income, net consists of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Interest expense	$(27)	$(184)	$(101)	$(454)
Foreign exchange gain (loss)	155	98	148	(33)
Gain on foreign currency forward contracts	8	26	391	638
Convertible preferred stock warrants remeasurement	–	(1)	–	(149)
Other non-operating income, net	25	21	71	45
Total other income, net	$161	$(40)	$509	$47

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

Future rental payments under non-cancelable operating leases with initial terms in excess of one year, as of September 30, 2015, are as follows (in thousands):

Year ending December 31:
2015 (remaining three months)	$666
2016	2,735
2017	2,201
2018	1,984
2019	2,043
Thereafter	4,819
Total minimum payments	$14,448

Rent expense during the three months ended September 30, 2015 and 2014, was $0.8 million and $0.4 million, respectively, and $2.1 million and $1.4 million during the nine months ended September 30, 2015 and 2014, respectively. As of September 30, 2015, the short-term deferred rent liability and long-term liability was $0.1 million and $0.8 million, respectively. As of December 31, 2014, the short-term deferred rent liability and long-term liability was $0.1 million and $0.1 million, respectively.

Capital Leases:    The Company acquired certain software licenses and server and network equipment classified as capital leases. The original term of the capital leases unpaid as of September 30, 2015 ranges from three to four years. The portion of the future payments designated as principal repayment was classified as a capital lease obligation on the consolidated balance sheets. Future payments under the capital leases, as of September 30, 2015, are as follows (in thousands):

Year ending December 31:
2015 (remaining three months)	$52
2016	1,086
2017	398
Total minimum payments	$1,536

Interest expense recognized in the three months and nine month ended September 30, 2015 and 2014, is immaterial in relation to these capital lease arrangements.

Other Commitments: As of September 30, 2015, the Company has several other commitments for telecommunication and data center services and support and maintenance with various expiration dates through the end of 2018 as follows (in thousands):

Year ending December 31:
2015 (remaining three months)	958
2016	3,655
2017	856
2018	57
Total minimum payments	$5,526

Contingencies: The Company has engaged Goldman, Sachs & Co. ("Goldman Sachs") as its exclusive financial advisor with respect to the merger with Envestnet, Inc. Pursuant to an engagement letter between the Company and Goldman Sachs, the Company has agreed to pay Goldman Sachs a transaction fee of approximately $7.0 million, all of which is payable upon completion of the merger. Refer to Note 14 to these consolidated financial statements for further information regarding the merger.

Indemnification

Under the indemnification provisions of its standard sales contracts, the Company agrees to defend its customers against third-party claims asserting infringement of certain intellectual property rights, which may include patents, copyrights, trademarks, or trade secrets, and to indemnify its customers for certain losses resulting from such claims. In addition, the Company also agrees to indemnify its customers against losses, expenses, and liabilities from damages that may be awarded against them if its applications are found to result in a security breach in certain circumstances. The exposure to the Company under these indemnification provisions could potentially expose it to losses in excess of the amount received under the agreement. It is not possible to determine the maximum potential amount under these indemnification obligations due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. To date, there have been no material claims under such indemnification provisions, and no liability related to these indemnification agreements has been recorded as of September 30, 2015 and December 31, 2014.

Legal Matters

In the ordinary course of business, the Company may be involved in lawsuits, claims, investigations, and proceedings consisting of intellectual property, commercial, employment, and other matters. Legal fees and other costs associated with such actions are expensed as incurred. The Company will record a provision for these claims when it is both probable that a liability has been incurred and the amount of the loss, or a range of the potential loss, can be reasonably estimated. These provisions are reviewed regularly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information or events pertaining to a particular case. Litigation accruals are recorded when and if it is determined that a loss is both probable and reasonably estimable. Material loss contingencies that are reasonably possible of occurrence, if any, are subject to disclosures. The Company believes that liabilities associated with any claims, while possible, are not probable, and therefore has not recorded any accrual for any claims as of September 30, 2015. Further, any possible range of loss cannot be reasonably estimated at this time.

On December 2, 2014, the Company filed a complaint in the United States District Court for the District of Delaware alleging that Plaid Technologies Inc. (“Plaid”) has and is continuing to infringe on seven of the Company’s U.S. patents. The complaint seeks unspecified monetary damages, enhanced damages, interest, fees, expenses, costs and injunctive relief against Plaid. On January 23, 2015, in lieu of filing an answer to the complaint, Plaid filed a motion to dismiss, alleging that the Company’s patents do not claim patent eligible subject matter. The Company filed its answering brief to the motion to dismiss on February 20, 2015. Plaid filed its reply brief on March 6, 2015. At the outset of the litigation, the judge presiding over the litigation referred certain matters to be handled by the assigned magistrate judge, including case scheduling, and any motions to dismiss. Under the applicable procedural rules, the magistrate judge will issue a report and recommendation regarding Plaid’s motion to dismiss. Either party may then file objections to the magistrate judge’s report and recommendation, and those objections will be reviewed by the judge presiding over the litigation. The magistrate judge held a hearing on May 4, 2015 to discuss the case schedule and to hear oral arguments on the motion to dismiss. At the conclusion of the May 4th hearing, the magistrate judge reserved judgement on the motion to dismiss, and entered a trial date of March 13, 2017. On May 18, 2015, Plaid filed a motion requesting that the Court stay all discovery while its decision on the motion to dismiss is pending. Discovery proceeded during the pendency of the motion to stay. On July 20, 2015, the Magistrate Judge issued an opinion denying the motion to stay. As a result, discovery continues to proceed while the motion to dismiss is pending. On October 19, 2015, the Court held a teleconference with the parties to discuss the Court’s non-binding mediation process and whether it would assist the parties at the present time. It is the practice of the Court to consider the possibility of non-binding dispute resolution proceedings in most complex litigations. The Court did not set a date for non-binding mediation at the present time but scheduled a further teleconference to December 2, 2015 in which the parties will discuss potential timing of any mediation procedure with the Court. It is too early to predict the outcome of these legal proceedings or whether an adverse result would have a material adverse impact on the Company’s operations or financial position.

The Company, each members of the Company’s board of directors (“Board”), Envestnet, Inc., a Delaware corporation (“Parent”), and Yale Merger Corp., a Delaware corporation (“Merger Sub”) have been named as defendants in two putative class actions challenging the merger between Parent and the Company in the Court of Chancery of the State of Delaware. The suits are captioned Suman Inala v. Yodlee, Inc., et al. (Case No. 11461) (filed September 2, 2015 and amended on October 14, 2015) and Guillaume Wieland-Paquet v. Yodlee, Inc., et al. (Case No. 11611) (filed October 14, 2015). It is expected that the lawsuits will be formally consolidated. The complaints allege, among other things, that the Company’s Board breached its fiduciary duties by agreeing to sell the Company through a conflicted process and by failing to ensure that the Company’s stockholders received adequate and fair value for their shares. The complaints also now allege that the Form S-4 Registration Statement filed by Parent, which contained the Company’s proxy statement, failed to disclose material information to the Company’s stockholders. The complaints also allege that the Parent and Merger Sub have aided and abetted these breaches of fiduciary duties. The existing complaints seek as relief, among other things, an injunction against the merger, rescission of the merger agreement to the extent it is already implemented, an award of damages and attorneys’ fees. The Company believes the lawsuits are without merit.

On October 16, 2015, the Plaintiff in the Guillaume Wieland-Paquet lawsuit filed a motion seeking expedited proceedings in support of an anticipated motion for a preliminary injunction. Defendants opposed the motion for expedited proceedings, and the Court of Chancery denied Plaintiff’s motion on October 28, 2015.

7. Bank Borrowings and Extinguishment of Debt

As of December 31, 2014, the Company has repaid all amounts outstanding related to all bank borrowings using proceeds from the initial public offering (“IPO”).

On March 17, 2015, the term of the Company’s revolving line of credit expired and was not renewed.

8. Net Loss per Share

The Company computes net loss per share of common stock in conformity with the two-class method required for participating securities. The Company considers all series of the Company’s convertible preferred stock to be participating securities as the holders of the preferred stock are entitled to receive a noncumulative dividend on a pari passu basis in the event that a dividend is paid on common stock. The holders of all series of convertible preferred stock do not have a contractual obligation to share in the losses of the Company. As such, the Company’s net losses for the three and nine months ended September 30, 2015 and 2014 were not allocated to these participating securities.

Basic net loss per share is computed by dividing total net loss attributable to common stockholders by the weighted-average common shares outstanding. The weighted-average common shares outstanding are adjusted for shares subject to repurchase. Diluted net loss per share is computed by dividing the net income (loss) attributable to common stockholders by the weighted-average number of common shares outstanding including potential dilutive common stock instruments. In the three and nine months ended September 30, 2015 and 2014, the Company’s potential common stock instruments such as stock options, RSUs, shares of preferred stock and the preferred stock warrants were not included in the computation of diluted net loss per share as the effect of including these shares in the calculation would have been anti-dilutive.

The following table presents the calculation of the numerators and denominators of the basic and diluted net loss per share for periods presented (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net loss attributable to common stockholders	$(3,215)	$(1,619)	$(8,802)	$(2,568)
Basic shares:
Weighted-average common shares outstanding	30,505	7,678	29,932	7,572
Less: Weighted-average shares subject to repurchase	–	–	–	–
Weighted-average shares used to compute basic and diluted net loss per share	30,505	7,678	29,932	7,572
Net loss per share attributable to common stockholders	$(0.11)	$(0.21)	$(0.29)	$(0.34)

The following potential common shares were excluded from the calculation of diluted income (loss) per share attributable to common stockholders because their effect would have been anti-dilutive for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Convertible preferred stock	–	14,445	–	14,445
Stock options	4,693	5,195	4,693	5,195
RSUs	1,609	625	1,609	625
Convertible preferred stock warrants	–	113	–	113
	6,302	20,378	6,302	20,378

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

As of September 30, 2015, the Company was authorized to grant up to 1,753,857 shares under the equity incentive plans.

Employee Stock Purchase Plan

On September 18, 2014, the Company’s board of directors and stockholders adopted the 2014 Employee Stock Purchase Plan (“2014 ESPP”). A total of 500,000 shares of common stock were initially reserved for future issuance under the 2014 ESPP subject to annual increases under such plan. As of September 30, 2015, no purchase has been made pursuant to the 2014 ESPP and 792,638 shares remain available for future issuance. There has been no stock-based compensation expense recorded as of September 30, 2015 related to the ESPP.

Determining the Fair Values of Stock Options

The Company utilizes the Black-Scholes model for valuing its stock options. The weighted-average grant-date fair value of options granted during the three months ended September 30, 2015 and 2014 was $6.55 and $5.06 per share, respectively, and for the nine months ended September 30, 2015 and 2014 was $5.37 and $4.99 per share, respectively. The following table presents the weighted-average assumptions used to estimate the fair value of the stock options granted in the Company’s condensed consolidated financial statements:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Dividend rate	-%	-%	-%	-%
Risk-free interest rate	1.7%	2.0%	1.7%	2.0%
Remaining contractual term (in years)	6.1	6.1	6.0	6.0
Expected volatility	40%	40%	40%	40%

The following table presents the effects of stock-based compensation on the Company’s condensed consolidated statements of operations during the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Cost of revenue—subscription	$282	$249	$871	$348
Cost of revenue—professional services and other	163	142	441	206
Research and development	581	314	1,452	442
Sales and marketing	581	391	1,648	563
General and administrative	1,026	731	2,683	1187
Total stock-based compensation expense	$2,633	$1,827	$7,095	$2,746

No current income tax benefit has been recognized relating to stock-based compensation expense and no tax benefits realized from exercised stock options. No stock-based compensation cost was capitalized for any of the periods presented.

A summary of stock option activity for the nine months ended September 30, 2015 is as follows (in thousands, except per share amounts and contractual term):

		Options Outstanding
	Shares Available for Grant	Number of Shares	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value(1)
Balance as of December 31, 2014	1,416	5,233	$6.95	6.2	$27,483
Increase in shares authorized	1,463	-
Options granted	(989)	989	13.13
RSU granted	(1,233)	-
Options exercised	-	(1,342)	4.94
Options forfeited	187	(187)	10.25
RSU forfeited	117	-
Balance as of September 30, 2015	961	4,693	$8.69	6.6	$34,934
Vested and expected to vest— September 30, 2015		4,438	$8.50	6.5	$33,892
Vested— September 30, 2015		2,819	$6.79	5.3	$26,342

(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock option awards and the assessed fair value of the Company’s common stock as of September 30, 2015.

The intrinsic value of options exercised during the three months ended September 30, 2015 and 2014 was $4.7 million and $0.7 million, respectively, and during the nine months ended September 30, 2015 and 2014 was $12.3 million and $2.4 million, respectively. The fair value of stock options vested during the three months ended September 30, 2015 and 2014, was $1.1 million and $0.7 million, respectively, and during the nine months ended September 30, 2015 and 2014 was $3.1 million and $2.2 million, respectively. As of September 30, 2015, total unrecognized compensation expense related to stock options was $7.7 million, and was expected to be recognized over a weighted-average remaining vesting period of 2.6 years. The Company repurchased common stock from certain employees in connection with the net issuance of shares to satisfy minimum tax withholding obligations upon the vesting of certain stock awards issued to such employees. Repurchases associated with tax withholdings were $0.1 million and $1.1 million during the three and nine months ended September 30, 2015, respectively, and zero dollars during the three and nine months ended September 30, 2014, respectively.

The following table summarizes the activity related to the Company’s RSUs for the nine months ended September 30, 2015:

	Number of RSUs	Weighted- Average Fair Value per Share(1)
	(in thousands)
Balance as of December 31, 2014	723	$12.04
Restricted stock units granted	1,233	$13.44
Restricted stock units forfeited	(117)	$12.67
Restricted stock units released	(230)	$12.15
Balance as of September 30, 2015	1,609	$13.05

(1)	Represents assessed fair value of RSUs

The Company recognized stock compensation expense related to RSUs during the three and nine months ended September 30, 2015 of $1.3 million and $3.8 million, respectively. The Company did not recognize any stock compensation expense related to RSUs during the three and nine months ended September 30, 2014 because the completion of the Company’s IPO had not occurred and was not probable of occurrence as of September 30, 2014. As of September 30, 2015, total unrecognized compensation expense, net of forfeitures, related to RSUs was $15.0 million, and was expected to be recognized over a weighted-average period vesting period of 3.0 years.

10. Common Stock Reserved For Future Issuance

As of September 30, 2015 and December 31, 2014, the Company had 8,056,655 and 7,873,253 common shares reserved for future issuance under the Company’s equity incentive plan.

11. Related-Party Transactions

The Company recorded revenue from a major financial institution, which is a significant stockholder, totaling $1.9 million and $3.2 million, during the three months ended September 30, 2015 and 2014, respectively, and $5.8 million and $9.1 million, during the nine months ended September 30, 2015 and 2014, respectively. That financial institution comprised 7% and 20% of total accounts receivable as of September 30, 2015 and December 31, 2014, respectively.

The Company recorded revenue of $0.5 million and $0.4 million, from other related parties during the three months ended September 30, 2015 and 2014, respectively, and $1.7 million and $0.8 million, during the nine months ended September 30, 2015 and 2014, respectively. Total accounts receivable from other related parties as of September 30, 2015 and December 31, 2014, was $0.1 million and $0.1 million, respectively.

12. Income Taxes

The provision for income tax was $0.6 million and $0.5 million for the three months ended September 30, 2015 and 2014, respectively, and for the nine months ended September 30, 2015 and 2014 was $1.7 million and $1.4 million, respectively. The provision for income taxes consists primarily of foreign income taxes and foreign withholding taxes.

For the three and nine months ended September 30, 2015 and 2014, the provision for income taxes differed from the statutory amount primarily due to foreign taxes currently payable, and because the Company realized no benefit for losses which could not be benefited due to maintaining a full valuation allowance against the U.S. net deferred tax assets.

The realization of tax benefits of deferred tax assets is dependent upon future levels of taxable income, of an appropriate character, in the periods the items are expected to be deductible or taxable. Based on the available objective evidence, the Company does not believe it is more likely than not that all the net deferred tax assets will be realizable. Accordingly, the Company has provided a full valuation allowance against the domestic deferred tax assets as of September 30, 2015 and December 31, 2014. The Company intends to maintain the full valuation allowance until sufficient positive evidence exists to support a reversal of, or decrease in, the valuation allowance.

13. Information About Geographic Areas

Revenue by geography is based on the billing address of the customer. The following table sets forth revenue by geographic area (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
United States	$24,634	$19,694	$67,639	$55,598
International (1)	3,933	3,459	11,492	8,622
Total	$28,567	$23,153	$79,131	$64,220

(1)	No foreign country accounted for more than 10% of total revenue.

The following table sets forth long-lived assets by geographic area (in thousands):

	September 30, 2015	December 31, 2014
United States	$8,369	$6,537
India	1,753	2,231
Other	658	713
Total	$10,780	$9,481

14. Business Mergers

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

Consummation of the Merger, which is expected to occur in the fourth quarter of 2015 is subject to customary closing conditions, including adoption of the Merger Agreement by the Company’s shareholders, listing of Parent Common Stock issuable pursuant to the Merger Agreement on the New York Stock Exchange, absence of any law or order prohibiting the consummation of the Merger and expiration or termination of the applicable Hart-Scott-Rodino waiting period. The Merger Agreement contains certain termination provisions and provides that, upon the termination of the Merger Agreement under certain specified circumstances, the Company will be required to pay the Parent a termination fee of approximately $17.8 million. Refer to Note 6 to these consolidated financial statements for information on the Goldman Sachs transaction fee.

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

Overview

Yodlee is a leading technology and applications platform powering dynamic innovation for digital financial services in the cloud. We refer to our platform as the Yodlee Financial Cloud. Our vision is to empower lives with innovative digital financial services. Our customers include financial institutions, Internet services companies providing innovative financial solutions and third-party developers of financial applications. As of September 30, 2015, more than 950 organizations in over 15 countries use the Yodlee platform to power their consumer-facing digital offerings, and we receive subscription fees for 21.3 million of these consumers, whom we refer to as our paid users.

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

Our financial institution customers encompass many of the leading financial institutions, including 12 of the 20 largest banks in the United States, which hold 82% of the total assets of the top 20 U.S. banks (based on total assets as of June 30, 2015). These institutions subscribe to the Yodlee platform to power offerings that we believe improve consumer satisfaction and enhance engagement, while capturing cross-sell and up-sell opportunities. We estimate that our current network of financial institution customers alone reaches more than 100 million end users, representing a significant opportunity to potentially grow our paid user base within existing customers. Our customers that are Internet services companies have an increasingly large and diverse base of users that also provides additional potential growth opportunities.

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

Revenues were $28.6 million and $23.2 million for the three months ended September 30, 2015 and 2014, respectively, and $79.1 million and $64.2 million for the nine months ended September 30, 2015 and 2014, respectively. In the three months ended September 30, 2015, revenue increased by 23% to $28.6 million, driven largely by an increase in subscription revenue, which grew 28% from the three months ended September 30, 2014. In the nine months ended September 30, 2015, revenue increased by 23% to $79.1 million, driven largely by an increase in subscription revenue, which grew 27% from the nine months ended September 30, 2014. We generate revenues primarily from subscription fees and professional service fees. Subscription revenue has been a growing majority of our revenues and accounted for 88% and 85% of our total revenue for the three and nine months ended September 30, 2015 and 2014, respectively.

Factors Affecting our Future Performance

We believe that our future success will be dependent on many factors, including our ability to expand our relationships with existing customers, grow the number of customers and derive revenue from new offerings such as our data analytics solutions and market research services and premium FinApps. While these areas present significant opportunity, they also present risks that we must manage to ensure successful results. See “Risk Factors” included in Part II, Item 1A of this Quarterly Report on Form 10-Q for more information on the risks relating to our customers and product offerings.

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

Growth of Data Solutions and Market Research Services

We have commenced deriving revenue by providing data analytics solutions and market research services. We believe there are significant opportunities to increase our revenue and average revenue per paid user by providing these services to our existing customers and to new customers for uses such as market analytics, credit and risk analytics and other use cases. For the nine months ended September 30, 2015, revenue derived from data analytics solutions and marketing research services was a key factor in the increase of average revenue per paid user. We anticipate that revenue from data analytics solutions and marketing research service will continue to be an important factor in our future financial results. Our future growth and profitability will also be affected by our ability to generate higher average revenue per paid user through revenue-sharing arrangements with partners who develop premium FinApps. For example, our enterprise API, an API set built for FIs to speed internal innovation, is designed to allow FIs to offer the same types of developer tools and integration capabilities previously only available to technology focused innovators. This is a product designed to allow the FIs to level the playing field against the Internet service companies currently disrupting the traditional models.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)		(in thousands)
Adjusted EBITDA	$3,352	$1,831	$5,490	$4,126

	As of September 30,
	2015	2014
Paid users (in thousands)	21,325	17,403
Average revenue per paid user	$4.64	$4.60

Adjusted EBITDA

We define adjusted EBITDA as follows: net loss before income from discontinued operations; provision for (benefit from) income taxes; other (income) expense, net; depreciation and amortization; stock-based compensation expense; IP patent litigation costs; and merger and acquisition related costs. We believe adjusted EBITDA provides investors and other users of our financial information consistency and comparability with our past financial performance and facilitates period-to-period comparisons of operations. We believe adjusted EBITDA is useful in evaluating our operating performance compared to that of other companies in our industry, as this metric generally eliminates the effects of certain items that may vary for different companies for reasons unrelated to overall operating performance. We use adjusted EBITDA in conjunction with traditional GAAP measures as part of our overall assessment of our performance, including the preparation of our annual operating budget and quarterly forecasts, to evaluate the effectiveness of our business strategies and to communicate with our board of directors concerning our financial performance.

Adjusted EBITDA increased to $3.4 million in the three months ended September 30, 2015 from $1.8 million in the three months ended September 30, 2014. Adjusted EBITDA increased to $5.5 million in the nine months ended September 30, 2015 from $4.1 million in the nine months ended September 30, 2014. The increase in adjusted EBITDA from the three and nine months ended September 30, 2014 to three and nine months ended September 30, 2015 was primarily due to an increase in subscription revenues in the both periods.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)		(in thousands)
Net loss	$(3,215)	$(1,619)	$(8,802)	$(2,568)
Provision for income taxes	564	532	1,662	1,374
Other income, net	(161)	40	(509)	(47)
Depreciation and amortization	1,350	1,051	3,605	2,621
Stock-based compensation	2,633	1,827	7,095	2,746
Merger and acquisition related costs	1,882	–	1,882	–
IP patent litigation costs	299	–	557	–
Adjusted EBITDA	$3,352	$1,831	$5,490	$4,126

Paid Users

A paid user is defined as a user of an application or service provided to our customer using the Yodlee platform whose status corresponds to a billable activity under the associated customer contract. We believe that our ability to increase the number of paid users is an indicator of our market penetration, the growth of our business, and our potential future business opportunities.

Paid users increased to 21.3 million as of September 30, 2015 from 17.4 million as of September 30, 2014, as a result of increases in the number of new customers and penetration within our existing customer base.

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

Average revenue per paid user increased to $4.64 as of September 30, 2015 from $4.60 as of September 30, 2014 due to revenue from new contracts and data analytics solutions and market research services, which more than offset the decrease in per user usage fees due to volume-tiered pricing.

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

Condensed Consolidated Results of Operations

The following table summarizes our condensed consolidated results of operations for the three and nine months ended September 30, 2015 and 2014. Our historical results are not necessarily indicative of the results that may be expected in the future.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)		(in thousands)
Condensed Consolidated Statements of Operations Data:
Revenue:
Subscription	$25,262	$19,787	$69,400	$54,690
Professional services and other	3,305	3,366	9,731	9,530
Total revenue	28,567	23,153	79,131	64,220
Cost of revenue:
Subscription	7,813	6,728	22,514	18,127
Professional services and other	2,200	2,263	6,870	6,655
Total cost of revenue	10,013	8,991	29,384	24,782
Gross profit	18,554	14,162	49,747	39,438
Operating expenses:
Research and development	7,357	6,225	21,146	16,485
Sales and marketing	7,670	5,966	21,876	15,657
General and administrative	6,339	3,018	14,374	8,537
Total operating expenses	21,366	15,209	57,396	40,679
Operating income (loss)	(2,812)	(1,047)	(7,649)	(1,241)
Other income, net	161	(40)	509	47
Income (loss) before provision for income taxes	(2,651)	(1,087)	(7,140)	(1,194)
Provision for income taxes	564	532	1,662	1,374
Net loss	$(3,215)	$(1,619)	$(8,802)	$(2,568)

The following tables summarize our condensed consolidated results of operations as a percentage of total revenue for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue:
Subscription	88%	85%	88%	85%
Professional services and other	12	15	12	15
Total revenue	100	100	100	100
Cost of revenue:
Subscription	27	29	28	28
Professional services and other	8	10	9	10
Total cost of revenue	35	39	37	38
Gross profit	65	61	63	62
Operating expenses:
Research and development	26	27	27	26
Sales and marketing	27	26	28	25
General and administrative	22	13	18	13
Total operating expenses	75	66	73	64
Operating income (loss)	(10)	(5)	(10)	(2)
Other income, net	1	0	1	0
Income (loss) before provision for income taxes	(9)	(5)	(9)	(2)
Provision for income taxes	2	2	2	2
Net loss	(11)%	(7)%	(11)%	(4)%

Comparison of the Three and Nine Months Ended September 30, 2015 and 2014

Revenue

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	% Change	2015	2014	% Change
	(in thousands)			(in thousands)
Revenue:
Subscription	$25,262	$19,787	28%	$69,400	$54,690	27%
Professional services and other	3,305	3,366	(2)%	9,731	9,530	2%
Total revenue	$28,567	$23,153	23%	$79,131	$64,220	23%

Total revenue increased $5.4 million, or 23%, for the three months ended September 30, 2015, compared to the same period in 2014.

The increase in subscription revenue of $5.5 million, or 28%, was due primarily to an increase in our paid users and average revenue per paid user. Paid users increased to 21.3 million from 17.4 million as of September 30, 2015 and 2014, respectively, while average revenue per paid user increased slightly to $4.64 from $4.60 for the three months ended September 30, 2015 and 2014, respectively, as a result of increased revenue from data solutions and marketing research services. Professional services and other revenue remained stable in the three months ended September 30, 2015, compared to the same period in 2014.

Total revenue increased $14.9 million, or 23%, for the nine months ended September 30, 2015, compared to the same period in 2014.

The increase in subscription revenue of $14.7 million, or 27%, was due primarily to an increase in our paid users and average revenue per paid user. Paid users increased to 21.3 million from 17.4 million as of September 30, 2015 and 2014, respectively. Average revenue per paid user increased slightly to $4.64 from $4.60 for the nine months ended September 30, 2015 and 2014, respectively, as a result of increased revenue from data solutions and marketing research services. The increase in professional services and other revenue of $0.2 million, or 2%, was due primarily to increased professional services revenue from data solutions.

Cost of Revenue, Gross Profit and Gross Margin

	Three Months Ended June 30,					Nine Months Ended June 30,
	2015		2014			2015		2014
	Amount	Gross Margin	Amount	Gross Margin	% Change	Amount	Gross Margin	Amount	Gross Margin	% Change
	(dollars in thousands)					(dollars in thousands)
Cost of revenue:
Subscription	$7,813		$6,728		16%	$22,514		$18,127		24%
Professional services and other	2,200		2,263		(3)%	6,870		6,655		3%
Total cost of revenue	$10,013		$8,991		11%	$29,384		$24,782		19%
Gross profit:
Subscription	$17,449	69%	$13,059	66%	3%	$46,886	68%	$36,563	67%	1%
Professional services and other	1,105	33%	1,103	33%	0%	2,861	29%	2,875	30%	(1)%
Total gross profit	$18,554	65%	$14,162	61%	4%	$49,747	63%	$39,438	61%	2%

Total cost of revenue increased by $1.0 million, or 11%, total gross profit increased by $4.4 million, and gross margin increased by 4%, in the three months ended September 30, 2015 compared to the same period in 2014.

Cost of revenue from subscription fees increased by $1.1 million, or 16%, in the three months ended September 30, 2015 compared to the same period in 2014. This increase was primarily due to a $0.5 million increase in personnel costs, including stock-based compensation, related to increased headcount to support the business growth, a $0.3 million increase in depreciation expense related to software and computer equipment, and a $0.2 million increase in data center and other hosting related costs to support the increase in subscription revenue. Gross profit from subscription increased by $4.4 million, and gross margin increased by 3% due primarily to economies of scale achieved as a result of higher revenue during the period.

Cost of revenue from professional services and other decreased by $0.1 million, or 3%, in the three months ended September 30, 2015 compared to the same period in 2014. This decrease was primarily due to timing of customer deployments and increased investment in services capacity to support our overall revenue growth. Gross profit and gross margin from professional services and other remained consistent.

Total cost of revenue increased by $4.6 million, or 19%, total gross profit increased by $10.3 million, and gross margin increased by 2%, in the nine months ended September 30, 2015 compared to the same period in 2014.

Cost of revenue from subscription fees increased by $4.4 million, or 24%, in the nine months ended September 30, 2015 compared to the same period in 2014. This increase was primarily due to a $2.0 million increase in personnel costs, including stock-based compensation, related to increased headcount to support the business growth, a $0.9 million increase in data center and other hosting related costs to support the increase in subscription revenue, a $0.8 million increase in depreciation expense related to software and computer equipment, a $0.3 million increase in payment processing costs to support the increase in revenue for our account opening product, and a $0.2 million severance payment to terminated employees. Gross profit from subscription increased by $10.3 million, and gross margin remained consistent primarily due to economies of scale achieved as a result of higher revenue during the period.

Cost of revenue from professional services and other increased by $0.2 million, or 3%, in the nine months ended September 30, 2015 compared to the same period in 2014. This increase was primarily due to increases in personnel costs, including stock-based compensation, related to increased headcount to support the business growth. Gross profit and gross margin from professional services and other remained consistent.

Operating Expenses

Research and development

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	% Change	2015	2014	% Change
	(dollars in thousands)			(dollars in thousands)
Research and development	$7,357	$6,225	18%	$21,146	$16,485	28%
Percentage of net revenue	26%	27%		27%	26%

Research and development expense increased by $1.1 million, or 18%, for the three months ended September 30, 2015 compared to the same period in 2014. The increase was primarily due to a $1.2 million increase in personnel costs, including stock-based compensation, related to increased headcount to support the business growth and a $0.2 million increase in hosting related costs related to product development. The increase was partially offset by a decrease in consulting service expense of $0.3 million due to reduced use of contractors and consultants.

Research and development expense increased by $4.7 million, or 28%, for the nine months ended September 30, 2015 compared to the same period in 2014. The increase was primarily due to a $4.7 million increase in personnel costs, including stock-based compensation, related to increased headcount to support the business growth and a $0.5 million increase in hosting related costs related to product development. The increase was partially offset by a decrease in consulting service expense of $0.8 million due to reduced use of contractors and consultants.

Sales and marketing

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	% Change	2015	2014	% Change
	(dollars in thousands)			(dollars in thousands)
Sales and marketing	$7,670	$5,966	29%	$21,876	$15,657	40%
Percentage of net revenue	27%	26%		28%	24%

Sales and marketing expense increased by $1.7 million, or 29%, for the three months ended September 30, 2015 compared to the same period in 2014. The increase was primarily due to a $1.5 million increase in personnel costs, including stock-based compensation, related to increased headcount to support the business growth and a $0.2 million increase in consulting service expense.

Sales and marketing expense increased by $6.2 million, or 40%, for the nine months ended September 30, 2015 compared to the same period in 2014. The increase was primarily due to a $4.7 million increase in personnel costs, including stock-based compensation, related to increased headcount to support the business growth, a $0.6 million increase in consulting services, a $0.3 million increase in expense related to trade shows and conventions, a $0.2 million increase in expenses for public relations and investor relations, and a $0.1 million severance payment to terminated employees.

General and Administrative

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	% Change	2015	2014	% Change
	(dollars in thousands)			(dollars in thousands)
General and administrative	$6,339	$3,018	110%	$14,374	$8,537	68%
Percentage of net revenue	22%	13%		18%	13%

General and administrative expenses increased by $3.3 million, or 110%, for the three months ended September 30, 2015 compared to the same period in 2014. The increase was primarily due to $1.9 million of merger and acquisition related costs, a $0.7 million increase in personnel costs, including stock-based compensation, related to increased headcount to support the business growth, and a $0.3 million increase in legal fees related to the Plaid litigation. For additional information concerning the lawsuit, see Part II, Item 1, “Legal Proceedings” in this Quarterly Report on Form 10-Q.

General and administrative expenses increased by $5.8 million, or 68%, for the nine months ended September 30, 2015 compared to the same period in 2014. The increase was primarily due to a $2.5 million increase in personnel costs, including stock-based compensation, related to increased headcount to support the business growth, $1.9 million of merger and acquisition related costs, a $0.6 million increase in legal fees related to the Plaid litigation, and a $0.2 million increase in franchise taxes. For additional information concerning the lawsuit, see Part II, Item 1, “Legal Proceedings” in this Quarterly Report on Form 10-Q.

Other Income, Net

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)		(in thousands)
Other income, net	$161	$(40)	$509	$47

Other income, net, increased by $0.2 million and $0.5 million for the three and nine months ended September 30, 2015, respectively, compared to the same period in 2014. The increase was primarily due to expenses in the three and nine months ended September 30, 2014, which did not recur in the three and nine months ended September 30, 2015. These expenses were primarily related to the remeasurement of convertible preferred stock warrants, which were converted immediately prior to our IPO on October 3, 2014 as well as interest expense recorded on our debt, which was fully repaid in October 2014.

Provision for Income Taxes

Provision for income taxes primarily consists of income taxes on our wholly-owned subsidiary in India and other foreign operations.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(dollars in thousands)		(dollars in thousands)
Provision for income taxes	$564	$532	$1,662	$1,374
Effective tax rate	(21)%	(49)%	(23)%	(115)%

Provision for income taxes increased by $32,000 and $0.3 million for the three and nine months ended September 30, 2015, compared to the same period in 2014, respectively. The increase was primarily due to increased income taxes in our India subsidiary and foreign withholding taxes.

Liquidity and Capital Resources

As of September 30, 2015, we had cash and cash equivalents of $73.1 million, all of which was held in the United States. We anticipate that the amount of our cash and cash equivalents held in India may increase in the future as funds are remitted to our Indian subsidiary for services performed under our intercompany agreements.

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

Cash Flows

The following table summarizes our cash flows for the periods presented (in thousands):

	Nine Months Ended September 30,
	2015	2014
	(in thousands)
Consolidated Statements of Cash Flows:
Net cash used in operating activities	$(618)	$558
Net cash used in investing activities	(4,380)	(4,003)
Net cash provided by financing activities	4,573	2,093
Net decrease in cash and cash equivalents	$(425)	$(1,352)

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

Cash used in operating activities in the nine months ended September 30, 2015 of $0.6 million was driven by a net loss of $8.8 million as adjusted for the exclusion of non-cash expenses of $10.7 million and changes in our working capital of $2.5 million. Non-cash charges consist primarily of depreciation and amortization of our property and equipment and stock-based compensation for stock options. The changes in our working capital were due primarily to an increase in accounts receivable, prepaid expenses, and accrued liabilities of $3.1 million, $3.0 million, and $2.5 million, respectively, offset by a decrease in accrued compensation of $0.7 million.

Cash used in operating activities in the nine months ended September 30, 2014 of $0.6 million was driven by a net loss of $2.6 million as adjusted for the exclusion of non-cash expenses of $5.5 million and changes in our working capital of $2.4 million. Non-cash charges consist primarily of depreciation and amortization of our property and equipment and stock-based compensation for stock options. The changes in our working capital were due primarily to an increase in accounts receivable of $1.5 million and prepaid expenses of $2.2 million.

Investing Activities

Our investing activities consist of capital expenditures to purchase property and equipment, particularly purchases of servers, networking equipment and software licenses. We expect to continue investing in capital expenditures to support continued growth of our business.

We used $4.4 million and $4.0 million for purchases of property and equipment in the nine months ended September 30, 2015 and 2014, respectively.

Financing Activities

Our financing activities have consisted primarily of bank borrowings, net proceeds from the issuance of our common stock in our initial public offering and upon the exercise of stock options, and issuance of convertible preferred stock.

In the nine months ended September 30, 2015, cash provided by financing activities was $4.6 million, which consisted primarily of $6.6 million of net proceeds from the issuance of shares of our common stock upon exercises of stock options offset by $1.1 million of tax payments related to stock-based award activities and $0.9 million of capital lease payments.

In the nine months ended September 30, 2014, cash provided by financing activities was $2.1 million, which consisted primarily of $3.2 million of net bank borrowings, and $1.2 million of net proceeds from the issuance of shares of our common stock upon exercise of stock options offset by $0.7 million of capital lease payments, $1.2 million of deferred offering costs, and $0.5 million repurchase of common stock.

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

Off-Balance Sheet Arrangements

During the three and nine months ended September 30, 2015 and 2014, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities, that would have been established for the purpose of facilitating off-balance sheet arrangements.

Contractual Obligations

During the nine months ended September 30, 2015, there have been no material changes outside the ordinary course of our business in the contractual obligations disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014. Please see Note 6 of Notes to Consolidated Financial Statements, included in Part I, Item 1, “Financial Statements” in this Quarterly Report on Form 10-Q for additional disclosures related to capital lease obligations, operating lease obligations, purchase obligations, and merger-related obligations.

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

During the nine months ended September 30, 2015, there were no significant changes to our critical accounting policies and estimates as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014. Please see Note 2 of Notes to Consolidated Financial Statements, included in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2014, for a more complete discussion of our critical accounting policies and estimates.

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

Interest Rate Risk

As of September 30, 2015, we had no investments other than cash and cash equivalents, held by a large, United States commercial bank, and therefore we were not exposed to material interest rate risk.

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

The notional amount of our forward contracts was $17.8 million and $12.9 million at September 30, 2015 and December 31, 2014, respectively.

A sensitivity analysis performed on our hedging portfolio indicated that a hypothetical 10% appreciation of the U.S. dollar from its value at September 30, 2015 and December 31, 2014 would decrease the fair value of our foreign currency contracts by $1.6 million and $1.5 million, respectively. A hypothetical 10% depreciation of the U.S. dollar from its value at September 30, 2015 and December 31, 2014 would increase the fair value of our foreign currency contracts by $2.0 million and $1.8 million, respectively.

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

On December 2, 2014, we filed a complaint in the United States District Court for the District of Delaware alleging that Plaid Technologies Inc. (“Plaid”) has and is continuing to infringe on seven of our U.S. patents. The complaint seeks unspecified monetary damages, enhanced damages, interest, fees, expenses, costs and injunctive relief against Plaid. On January 23, 2015, in lieu of filing an answer to the complaint, Plaid filed a motion to dismiss, alleging that our patents do not claim patent eligible subject matter. We filed our answering brief to the motion to dismiss on February 20, 2015. Plaid filed its reply brief on March 6, 2015. At the outset of the litigation, the judge presiding over the litigation referred certain matters to be handled by the assigned magistrate judge, including case scheduling, and any motions to dismiss. Under the applicable procedural rules, the magistrate judge will issue a report and recommendation regarding Plaid’s motion to dismiss. Either party may then file objections to the magistrate judge’s report and recommendation, and those objections will be reviewed by the judge presiding over the litigation. The magistrate judge held a hearing on May 4, 2015 to discuss the case schedule and to hear oral arguments on the motion to dismiss. At the conclusion of the May 4th hearing, the magistrate judge reserved judgement on the motion to dismiss, and entered a trial date of March 13, 2017. On May 18, 2015, Plaid filed a motion requesting that the Court stay all discovery while its decision on the motion to dismiss is pending. Discovery proceeded during the pendency of the motion to stay. On July 20, 2015, the Magistrate Judge issued an opinion denying the motion to stay. As a result, discovery continues to proceed while the motion to dismiss is pending. On October 19, 2015, the Court held a teleconference with the parties to discuss the Court’s non-binding mediation process and whether it would assist the parties at the present time. It is the practice of the Court to consider the possibility of non-binding dispute resolution proceedings in most complex litigations. The Court did not set a date for non-binding mediation at the present time but scheduled a further teleconference to December 2, 2015 in which the parties will discuss potential timing of any mediation procedure with the Court. It is too early to predict the outcome of these legal proceedings or whether an adverse result would have a material adverse impact on our operations or financial position.

We, each members of our board of directors, Envestnet, Inc., a Delaware corporation (“Envestnet”), and Yale Merger Corp., a Delaware corporation (“Merger Sub”) have been named as defendants in two putative class actions challenging the merger between us and Envestnet in the Court of Chancery of the State of Delaware. The suits are captioned Suman Inala v. Yodlee, Inc., et al. (Case No. 11461) (filed September 2, 2015 and amended on October 14, 2015) and Guillaume Wieland-Paquet v. Yodlee, Inc., et al. (Case No. 11611) (filed October 14, 2015). It is expected that the lawsuits will be formally consolidated. The complaints allege, among other things, that our board of directors breached its fiduciary duties by agreeing to sell us through a conflicted process and by failing to ensure that our stockholders received adequate and fair value for their shares. The complaints also now allege that the Form S-4 Registration Statement filed by Envestnet, which contained our proxy statement, failed to disclose material information to our stockholders. The complaints also allege that the Envestnet and Merger Sub have aided and abetted these breaches of fiduciary duties. The existing complaints seek as relief, among other things, an injunction against the merger, rescission of the merger agreement to the extent it is already implemented, an award of damages and attorneys’ fees. We believe the lawsuits are without merit.

On October 16, 2015, the Plaintiff in the Guillaume Wieland-Paquet lawsuit filed a motion seeking expedited proceedings in support of an anticipated motion for a preliminary injunction. Defendants opposed the motion for expedited proceedings, and the Court of Chancery denied Plaintiff’s motion on October 28, 2015.

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

Risks Relating to the Merger

The merger agreement may be terminated in accordance with its terms and the merger may not be completed.

The merger agreement is subject to a number of conditions that must be fulfilled in order to complete the merger. Those conditions include: the approval of the merger agreement by our stockholders, the expiration or termination of any waiting period (and extensions thereof) applicable to the transactions contemplated by the merger agreement under the HSR Act, the accuracy of representations and warranties under the merger agreement (subject to the materiality standards set forth in the merger agreement) and Envestnet's and our performance of their respective obligations under the merger agreement in all material respects. These conditions to the closing of the merger may not be fulfilled in a timely manner or at all, and, accordingly, the merger may be delayed or may not be completed.

In addition, if the merger is not completed by February 15, 2016, either Envestnet or we may choose not to proceed with the merger, and the parties can mutually decide to terminate the merger agreement at any time, before or after stockholder approval. In addition, Envestnet and we may elect to terminate the merger agreement in certain other circumstances. If the merger agreement is terminated under certain circumstances, we may be required to pay a termination fee of $17.8 million to Envestnet.

Failure to complete the merger could negatively impact the price our common stock, as well as our future business and financial results.

The merger agreement contains a number of conditions that must be satisfied or waived prior to the completion of the merger. There can be no assurance that all of the conditions to the merger will be so satisfied or waived. If the conditions to the merger are not satisfied or waived, we and Envestnet will be unable to complete the merger.

If the merger is not completed for any reason, including the failure to receive the required adoption of the merger agreement by our stockholders, Envestnet's and our respective businesses and financial results may be adversely affected as follows:

  we and Envestnet may experience negative reactions from the financial markets, including negative impacts on the market price of Envestnet common stock and our common stock;
  the manner in which customers and other third parties perceive us and Envestnet may be negatively impacted, which in turn could affect Envestnet's and our ability to retain or compete for new business;
  we and Envestnet may experience negative reactions from employees; and
  we and Envestnet will have expended time and resources that could otherwise have been spent on Envestnet's and our existing businesses and the pursuit of other opportunities that could have been beneficial to each company, and Envestnet's and our ongoing business and financial results may be adversely affected.

In addition to the above risks, if the merger agreement is terminated and either party's Board of Directors seeks an alternative transaction, such party's stockholders cannot be certain that such party will be able to find a party willing to engage in a transaction on more attractive terms than the merger. If the merger agreement is terminated under certain circumstances, we may be required to pay a termination fee of $17.8 million to Envestnet. See the section entitled "The Merger Agreement—Expenses and Termination Fees; Liability for Breach" in the Registration Statement.

We will be subject to business uncertainties while the merger is pending, which could adversely affect our business.

Uncertainty about the effect of the merger on employees and customers may have an adverse effect on us, and, consequently, Envestnet. These uncertainties may impair our ability to attract, retain and motivate key personnel until the merger is completed and for a period of time thereafter, and could cause customers and others that deal with us to seek to change their existing business relationships with us. Employee retention by us may be particularly challenging during the pendency of the merger, as employees may experience uncertainty about their roles with Envestnet following the merger. In addition, the merger agreement restricts us from making certain acquisitions and taking other specified actions without the consent of Envestnet, and generally requires us to continue our operations in the ordinary course, until completion of the merger. These restrictions may prevent us from pursuing attractive business opportunities that may arise prior to the completion of the merger.

Both we and Envestnet will incur significant transaction and merger-related costs in connection with the merger.

Both we and Envestnet have incurred and will incur substantial expenses in connection with the negotiation and completion of the transactions contemplated by the merger agreement.

Both we and Envestnet expect to continue to incur a number of non-recurring costs associated with completing the merger, combining the operations of the two companies and achieving desired synergies. These fees and costs have been, and will continue to be, substantial. The substantial majority of non-recurring expenses will consist of transaction costs related to the merger and include, among others, employee retention costs, fees paid to financial, legal and accounting advisors and benefit costs and filing fees.

These costs described above, as well as other unanticipated costs and expenses, could have a material adverse effect on the financial condition and operating results of Envestnet following the completion of the merger.

The merger agreement limits our ability to pursue alternatives to the merger.

The merger agreement contains provisions that may discourage a third party from submitting an acquisition proposal to us that might result in greater value to our stockholders than the merger, or may result in a potential competing acquirer proposing to pay a lower per share price to acquire us than it might otherwise have proposed to pay. These provisions include a general prohibition on us from soliciting or, subject to certain exceptions relating to the exercise of fiduciary duties by our Board, entering into discussions with any third party regarding any acquisition proposal or offers for competing transactions. In addition, we may be required to pay Envestnet a termination fee of $17.8 million in certain circumstances involving acquisition proposals for competing transactions.

The market price of Envestnet common stock may be affected by factors different from those that historically have affected shares of our common stock.

Upon completion of the merger, holders of our common stock will become holders of Envestnet common stock. Envestnet's business differs from ours, and accordingly the results of operations of Envestnet will be affected by some factors that are different from those currently affecting our results of operations.

Risks Related to our Business

We have a history of losses and we may not maintain profitability in the future.

Except in 2010 and in 2013, we have not been profitable on an annual basis since our formation. We experienced a net loss of $3.2 million and $1.6 million for the three months ended September 30, 2015 and 2014, respectively, and net loss of $8.8 million and $2.6 million for the nine months ended September 30, 2015 and 2014, respectively. As of September 30, 2015, our accumulated deficit was $366.1 million. While our revenue has grown in recent periods, we were not profitable in the three and nine months ended September 30, 2015. Our revenue growth may not be sustainable and we may not achieve sufficient revenue to achieve and maintain profitability. We expect to make significant future expenditures related to the development and expansion of our business. In addition, as a public company, we are incurring significant legal, accounting and other expenses that we did not incur as a private company. As a result of these expenditures, we must generate and sustain increased revenue to achieve and maintain future profitability. We may incur significant losses in the future for a number of reasons, including due to the other risks described in this Quarterly Report on Form 10-Q, and we may encounter unforeseen expenses, difficulties, complications and delays and other unknown factors. We have encountered and will continue to encounter risks and difficulties frequently experienced by growing companies in rapidly changing industries. If we do not address these risks successfully or if our assumptions regarding these risks and difficulties are incorrect or change in reaction to changes in the market, our business could be harmed. Accordingly, we may not be able to maintain profitability and we may incur significant losses for the foreseeable future.

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

Revenue derived from sales to our three largest customers, as a group, represented approximately 22.8% and 20.7% of our total revenue during the three and nine months ended September 30, 2015, respectively, and approximately 26.1% and 25.8% of our total revenue during the three and nine months ended September 30, 2014, respectively, and we expect to continue to derive a significant portion of our revenue from a small number of customers.

The financial services industry in the United States is highly concentrated, with a small number of large financial institutions holding a majority of total assets held by all U.S. financial institutions. Because a portion of our business is targeted at this industry and our largest customers include 12 of the 20 largest banks in the United States (based on total assets as of June 30, 2015), a significant portion of our revenue is concentrated among a small number of these large financial institution customers. As a percentage of total revenue, revenue derived from our three largest customers, as a group, was approximately 22.8% and 20.7% during the three and nine months ended September 30, 2015, respectively, and approximately 26.1% and 25.8% during the three and nine months ended September 30, 2014, respectively. Although our revenue is beginning to become less concentrated among our largest customers and broadening across both our FI and YI customer base, we anticipate that revenue from a small group of customers will continue to account for a significant portion of our revenue in future periods. It would be difficult to replace any of our largest customers or the revenue derived from such customers. In addition, any publicity associated with the loss of any of our largest customers could harm our reputation, making it more difficult to attract and retain other large customers, and could weaken our negotiating position with respect to our remaining and prospective customers.

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

Our solutions require certain data that we obtain from thousands of sources, including banks, other financial institutions, retail businesses and other organizations, some of which are not our current customers. As of September 30, 2015, we receive 75% of this data through structured data feeds that are provided under the terms of our contracts with most of our financial institution, or FI, customers. Although all of the information we currently gather is end user-permissioned, non-identified data and, currently, we generally have free, unrestricted access to, or ability to use, such information, one or more of our current customers could decide to limit or block our access to the data feeds we currently have in place with these customers due to factors outside of our control such as more burdensome regulation of our or our customers’ industry, increased compliance requirements or changes in business strategy. If the sources from which we obtain information that is important to our solutions limit or restrict our ability to access or use such information, we may be required to attempt to obtain the information, if at all, through end user-permissioned data scraping or other means that could be more costly and time-consuming, and less effective or efficient. In the past, a limited number of third parties, primarily airline and international sites, have either blocked our access to their websites or requested that we cease employing data scraping of their websites to gather information, and we could receive similar, additional requests in the future. Any such limitation or restriction may also preclude us from providing our solutions on a timely basis, if at all. In addition, if in the future one or more third parties challenge our right to access information from these sources, we may be required to negotiate with these sources for access to their information or to discontinue certain services currently provided by our solutions. The legal environment surrounding data scraping and similar means of obtaining access to information on third-party websites is not completely clear and is evolving, and one or more third parties could assert claims against us seeking damages or to prevent us from accessing information in that manner. In the event sources from which we obtain this information begin to charge us fees for accessing such information, we may be forced to increase the fees that we charge our customers, which could make our solutions less attractive, or our gross margins and other financial results could suffer.

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

Our subscription revenue accounted for approximately 88% and 85% of our total revenue for the three and nine months ended September 30, 2015 and 2014, respectively. Customers that purchase our subscriptions have no contractual obligation to renew their contracts after the initial contract period, which are typically three years, and we may not maintain our historical subscription renewal rates. Although customer contracts are generally non-cancellable during a specified period of time, customers typically have the right to terminate their contracts for a fee before the expiration of the entire initial contract period. New or renewal subscriptions may decline or fluctuate as a result of a number of factors, including our customers’ and end users’ level of satisfaction with our solutions and our customer support; the frequency and severity of subscription outages; the functionality and performance of our solutions; the timeliness and success of product enhancements and introductions by us and those of our competitors; the prices of our solutions; the prices of solutions offered by our competitors or reductions in our customers’ spending levels. If new or renewal subscriptions decline, our revenue or revenue growth may decline, and our business may suffer.

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

Our India operations are a key factor to our success. We believe that our significant presence in India provides certain important advantages for our business, such as direct access to a large pool of skilled professionals and assistance in growing our business internationally. However, it also creates certain risks that we must effectively manage. As of September 30, 2015, approximately 80% of our total employees were based in India. Wage costs in India for skilled professionals are currently lower than in the United States for comparably skilled professionals. However, wages in India are increasing at a faster rate than in the United States, which could result in us incurring increased costs for technical professionals and reduced margins. There is intense competition in India for skilled technical professionals, and we expect such competition to increase. As a result, we may be unable to cost-effectively retain our current employee base in India or hire additional new talent. In addition, India has experienced significant inflation, low growth in gross domestic product and shortages of foreign exchange. India also has experienced civil unrest and terrorism and, in the past, has been involved in conflicts with neighboring countries. The occurrence of any of these circumstances could result in disruptions to our India operations, which, if continued for an extended period of time, could have a material adverse effect on our business. If we are unable to effectively manage any of the foregoing risks related to our India operations, our development efforts could be impaired, our growth could be slowed, and our operating results could be negatively impacted.

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

We rely on a combination of patent, copyright, service mark, trademark and trade secret laws, as well as confidentiality procedures and contractual restrictions, to establish and protect our proprietary rights, all of which provide only limited protection. As of September 30, 2015, we had 74 issued patents in the U.S. and foreign jurisdictions as well as additional pending patents applications in the U.S. and foreign jurisdictions. Some of these patents relate to technology that is included in our data aggregation platform and expire beginning in 2018. Any owned patents or patents that may issue in the future from pending or future patent applications may not provide sufficiently broad protection, may be invalidated or circumscribed or may not prove to be enforceable in actions against alleged infringers. In addition, recent changes to the patent laws in the United States may bring into question the validity of certain categories of software patents. As a result, we may not be able to obtain adequate patent protection for our software or effectively enforce any patents that issue in the future that cover our software. Also, we cannot assure you that any future service mark or trademark registrations will be issued for pending or future applications or that any registered service marks or trademarks will be enforceable or provide adequate protection of our proprietary rights. Furthermore, effective patent, trademark, service mark, copyright and trade secret protection may not be available in every country in which our services are available. Unauthorized copying or other misappropriation of our proprietary technologies could enable third parties to benefit from our technologies without paying us for doing so, which could harm our business.

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

Policing the unauthorized use of proprietary technology is difficult and expensive and our monitoring and policing activities may not be sufficient to identify any misappropriation and protect our proprietary technology. In addition, third parties may knowingly or unknowingly infringe our patents, trademarks and other intellectual property rights, and litigation may be necessary to protect and enforce our intellectual property rights. If litigation is necessary to protect and enforce our intellectual property rights, any such litigation could be very costly, could divert management attention and resources and may not be successful, even when our rights have been infringed. For example, on December 2, 2014, we filed a complaint in the United States District Court for the District of Delaware alleging that Plaid Technologies Inc. (“Plaid”) has and is continuing to infringe on seven of our U.S. patents.  The complaint seeks unspecified monetary damages, enhanced damages, interest, fees, expenses, costs and injunctive relief against Plaid.  It is too early to predict the outcome of these legal proceedings or whether an adverse result would have a material adverse impact on our operations or financial position. For additional information concerning the lawsuit, see Part II, Item 1, “Legal Proceedings” in this Quarterly Report on Form 10-Q.

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

We have been the subject of general litigation in the past, and could be the subject of litigation, including class actions, and regulatory or judicial proceedings or investigations in the future. The outcome of litigation and regulatory or judicial proceedings or investigations is difficult to predict. Plaintiffs or regulatory agencies in these matters may seek recovery of very large or indeterminate amounts or seek to have aspects of our business suspended or modified. The monetary and other impact of these actions may remain unknown for substantial periods of time. The cost to defend, settle or otherwise resolve these matters may be significant. For example, we, each members of our board of directors, Envestnet, Inc., a Delaware corporation (“Envestnet”), and Yale Merger Corp., a Delaware corporation (“Merger Sub”) have been named as defendants in two putative class actions challenging the merger between us and Envestnet in the Court of Chancery of the State of Delaware. The complaints allege, among other things, that our board of directors breached its fiduciary duties by agreeing to sell us through a conflicted process and by failing to ensure that our stockholders received adequate and fair value for their shares. The plaintiff seeks as relief, among other things, an injunction against the merger, rescission of the merger agreement to the extent it is already implemented, an award of damages and attorneys’ fees. For additional information concerning the lawsuit, see Item 1, “Legal Proceedings” in this Quarterly Report on Form 10-Q.

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

We have increased our number of full-time employees to 1,082 at September 30, 2015 from 969 at December 31, 2014 and have increased our revenue to $79.1 million in the nine months ended September 30, 2015 from $64.2 million in the nine months ended September 30, 2014. Our recent growth and expansion has placed, and our anticipated growth may continue to place, a significant strain on our managerial, administrative, operational, financial and other resources. We intend to continue to expand our overall business, customer base, headcount and operations. Expansion creates new and increased management and training responsibilities for our employees. In addition, continued growth increases the challenges involved in:

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

Technology stocks have historically experienced high levels of volatility. The trading price of our common stock has been and is likely to continue to be highly volatile and subject to wide fluctuations in response to various factors, some of which are beyond our control and may not be related to our operating performance. Since shares of our common stock were sold in our IPO in October 2014 at a price of $12.00 per share, the reported high and low sales prices of our common stock have ranged from $8.90 to $17.97 through September 30, 2015. Factors that may cause the market price of our common stock to fluctuate include:

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

A majority of our directors are affiliated with management or our principal stockholders. In addition, our directors and executive officers and holders of more than five percent of our outstanding shares of common stock (on an as-converted basis) beneficially owned, in the aggregate, approximately 62% of our outstanding capital stock as of September 30, 2015. As a result, acting together, this group has the ability to exercise significant control over most matters requiring our stockholders’ approval, including the election and removal of directors and significant corporate transactions. The interests of this group may differ from those of other stockholders and they may vote their shares in a way that is contrary to the way other stockholders vote their shares.

Substantial future sales of our common stock in the public market could cause our stock price to fall.

Additional sales of our common stock in the public market, or the perception that these sales could occur, could cause the market price of our common stock to decline. As of September 30, 2015, there were outstanding options and RSUs equivalent to 6,302,798 shares of our common stock that, if exercised, will result in these additional shares becoming available for sale upon expiration of lock-up agreements and market standoff agreements. If a substantial number of these shares are sold, the market price of our common stock could be significantly reduced. Moreover, some holders of shares of common stock have rights, subject to some conditions, to require us to file registration statements covering the shares they currently hold, or to include these shares in registration statements that we might file for ourselves or other stockholders.

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

Yodlee, Inc.
(Registrant)
Dated:	November 9, 2015	By:	/s/ ANIL ARORA
Anil Arora
Director, President and Chief Executive Officer
(Principal Executive Officer)

Dated:	November 9, 2015	By:	/s/ MICHAEL ARMSBY
Michael Armsby
Chief Financial Officer
(Principal Accounting and Financial Officer)

